Form 10QSB
period 2002-03-31
AUTODATARESEARCH COM INC
filed 2002-05-24
CIK 1157723

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

        [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ------------ to ------------.

                        Commission file number 000-33499

                           AutoDataResearch.com, Inc.
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                            16-1599721
--------------------------------------------------------------------------------
             (State or other jurisdiction             (IRS Employer
         of incorporation or organization)          Identification No.)

                   76 Seneca Creek Road, West Seneca, NY 14224
                    (Address of principal executive offices)

                                 (716) 675-8563
                            Issuer's telephone number




                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2002 459,000

        Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT

AutoDataResearch.com, Inc.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of AutoDataResearch.com, Inc. (A Development Stage Company) as of March 31, 2002 and December 31, 2001, and the related statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                   Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                   ----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
May 24, 2002

                          AUTO DATA RESEARCH. COM, INC
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                            March 31,       December 31,
                                                               2002             2001
                                                          --------------   ---------------

Assets:
    Current Assets - Cash                                 $       20,524   $        29,524
                                                          --------------   ---------------

    Intangible Assets                                             12,000                 -
    Accumulated Amortization                                      (1,000)                -
                                                          --------------   ---------------
          Net Intangible Assets                                   11,000                 -
                                                          --------------   ---------------

Total Assets                                              $       31,524   $        29,524
                                                          ==============   ===============

Liabilities:
  Accounts Payable                                                 5,500               250
  Note Payable to Shareholder                                     36,617            31,266
                                                          --------------   ---------------

Total Liabilities                                                 42,117            31,516
                                                          --------------   ---------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 400,000
    shares at March 31, 2002 and December 31, 2001                   459               400
  Common Stock to be Issued, 59,000 Shares                             -                59
  Paid-In Capital                                                 44,031            44,031
  Deficit Accumulated During the
    Development Stage                                            (55,083)          (46,482)
                                                          --------------   ---------------

     Total Stockholders' Equity                                  (10,593)           (1,992)
                                                          --------------   ---------------

     Total Liabilities and
       Stockholders' Equity                               $       31,524   $        29,524
                                                          ==============   ===============






                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                            Cumulative
                                                                              since
                                                                            November 6,
                                                                               2000
                                         For the Three Months Ended        Inception of
                                                  March 31,                Development
                                           2002              2001             Stage
                                      ---------------  ----------------  ----------------
Revenues:                             $             -  $              -  $              -

Expenses:
   General & Admin.                             7,800             6,305            52,866
                                      ---------------  ----------------  ----------------

Operating Loss                                 (7,800)           (6,305)          (52,866)
                                      ---------------  ----------------  ----------------

Other Expense
  Interest                                       (801)             (251)           (2,217)
                                      ---------------  ----------------  ----------------

  Net Income (Loss)                   $        (8,601) $         (6,556) $        (55,083)
                                      ===============  ================  ================

Basic & Diluted Loss                  $        (0.02)  $         (0.02)
                                      ===============  ================


















                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    Cumulative
                                                                                       Since
                                                                                     November
                                                                                      6, 2000
                                                      For the Three Months Ended   Inception of
                                                              March 31,             Development
                                                         2002           2001           Stage
                                                     ------------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $      (8,601)$       (6,556)$       (55,083)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                             1,000              -           1,000

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses                          -         (4,807)              -
Increase (Decrease) in Accounts Payable                      5,250          1,100           5,500
                                                     ------------- -------------- ---------------
  Net Cash Used in operating activities                     (2,351)       (10,263)        (48,583)
                                                     ------------- -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Assets                              (12,000)             -         (12,000)
                                                     ------------- -------------- ---------------
Net cash provided by investing activities                  (12,000)                       (12,000)
                                                     ------------- -------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares                                        -              -          14,895
Common Stock to be Issued                                        -              -          29,500
Increase in Notes Payable                                    5,351         10,251          36,617
Capital Contributed by Shareholder                               -             50              95
                                                     ------------- -------------- ---------------
Net Cash Provided by Financing Activities                    5,351         10,301          81,107
                                                     ------------- -------------- ---------------

Net (Decrease) Increase in Cash and Cash Equivalents        (9,000)            38          20,524
Cash and Cash Equivalents at Beginning of Period            29,524             12               -
                                                     ------------- -------------- ---------------
Cash and Cash Equivalents at End of Period           $      20,524 $           50 $        20,524
                                                     ============= ============== ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                           $           - $            - $             -
  Franchise and income taxes                         $           - $            - $             -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Auto Data Research. Com, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on November 6, 2000. Since November 6, 2000, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company plans to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company plans to partner with a yet to be determined provider of printed comparative automobile data in order to launch an Internet database containing comparative automotive information.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                          AUTO DATA RESEARCH. COM, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                 For the Three Months Ended March 31, 2002
Basic Loss per Share
Loss to common shareholders                   $        (8,601)         459,000  $       (0.02)
                                              ===============  ===============  ==============

                                                 For the Three Months Ended March 31, 2001
Basic Loss per Share
Loss to common shareholders                   $        (6,556)         400,000  $       (0.02)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for March 31, 2002 and 2001 and are thus not considered.

Intangible Assets

        Intangible assets are valued at cost and are being amortized on the straight-line basis over a period of three years. The amortization period is management's estimate of useful economic life of the asset.

        The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

                          AUTO DATA RESEARCH. COM, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


NOTE 2 - INCOME TAXES

        As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $55,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

        As of March 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

        The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 10 percent. As of March 31, 2002 and 2001, the Company owed $36,617 and $10,251, respectively, relating to these notes.

Item 2.  Management's Discussion and Analysis or Plan of Operation

        This  discussion   should  be  read  in  conjunction  with  Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-SB for the year ended December 31, 2001.

Plan of Operation

        The Company plans to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company plans to partner with a yet to be determined provider of printed form comparative automobile data to launch a database containing comparative automotive information available via the Internet.

        The Company's primary target segments of the automobile market will be automobile manufacturers, distributors, dealers and consumers. The Company's management believes it can effectively cover the different market segments without having to change product research and development as the primarily differences between the targeted market segments are only their size.

        The information to be presented on the Company's website and in its printed materials will allow automobile manufacturers and dealers to present information to potential purchasers that is geared towards their specific vehicle makes. Having this information available on-line will allow automobile manufactures and dealers to reach potential buyers in the early stages of the purchasing process. Potential purchasers will have access to comparative information in the comfort of their own homes and offices any time of the day or night.

        The Company believes that in today's automotive industry there is a much greater awareness of the need for new marketing approaches. As automobile purchasers have become more knowledgeable of the Internet, there has been a dramatic increase in automobile pricing services and providers of comparative automobile information. According to one Internet research firm, twenty-five percent of new car purchasers researched automobile information via the Internet in 1998. By 1999, the percentage of new car purchasers utilizing the Internet for research increased to forty percent. In addition, the same Internet research firm estimates 500,000 vehicles will be sold via the Internet in 2003, which would result in the value of vehicle sales conducted entirely online in 2003 to approach $12 billion.

Results of Operations

        As the Company is in the developmental stage and has commenced only limited operations, it has yet to realize any revenue. The Company has realized a net loss from operations of $55,083 since inception due primarily to legal and accounting fees necessary to bring the Company through the development stage.

Liquidity and Capital Resources

        Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company has been provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In summary, there has been, and will continue to be, an absence of liquidity and capital resources to operate the Company self- sufficiently unless and until an offering of the Company's stock can be made to provide the necessary cash for operations. The current cash position of the Company is insufficient to provide for the needs of the Company. Therefore, management of the Company has committed to providing the necessary funding for the Company until the Company can generate ample revenues to offset the expenses or until an appropriate offering of the Company's capital stock or via third party bridge loans can be made to raise cash.

Competition

There are only a few direct competitors in the Company's targeted market segments. Most current providers of comparative automobile information on the Internet, such as Kelley Blue Book, primarily provide pricing services for consumers and not comparison information customized towards specific vehicle manufacturers.

Employees

        As of May 24, 2002, the Company had no employees.



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

Exhibit
Number         Title of Document

3i             Articles of Incorporation (1)
3ii            Bylaws (1)

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

        (b)   Reports on Form 8-K filed.

               No reports on Form 8-K were filed during the prior quarter.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 24, 2002

                           AutoDataResearch.com, Inc.
                                  (Registrant)



DATE: May 24, 2002                          By:  /s/    Robert P. Feneziani
     ---------------------------                --------------------------------
                                            Robert P. Feneziani
                                            President and Director
                                            (Principal Executive Officer)


DATE: May 24, 2002                          By:  /s/    Thomas D.. Feneziani
     ---------------------------                --------------------------------
                                            Thomas D. Feneziani
                                            Secretary, Treasurer and Director
                                            (Principal Financial Officer)