Form 10QSB
period 2002-06-30
AUTODATARESEARCH COM INC
filed 2003-05-30
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ------------ TO
         ------------.

                        COMMISSION FILE NUMBER 000-33499

                           AUTODATARESEARCH.COM, INC.
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)

                     NEVADA                           16-1599721
             (STATE OR OTHER JURISDICTION           (IRS EMPLOYER
         OF INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                   76 SENECA CREEK ROAD, WEST SENECA, NY 14224
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (716) 675-8563
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: MAY 16, 2003 459,000

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT

AutoDataResearch.com, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of AutoDataResearch.com, Inc. (A Development Stage Company) as of June 30, 2002, and the related statement of operations for the three and six months ended June 30, 2002 and 2001 and the statement of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of AutoDataResearch.com, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated January 7, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                    Respectfully Submitted,


                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
September 5, 2002

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                               (Unaudited)
                                                                                 June 30,          December 31,
                                                                                   2002                2001
                                                                            ------------------  ------------------

Assets:
    Current Assets - Cash                                                   $           20,524  $           29,524
                                                                            ------------------  ------------------

    Intangible Assets                                                                   12,000                   -
    Accumulated Amortization                                                            (1,833)                  -
                                                                            ------------------  ------------------
          Net Intangible Assets                                                         10,167                   -
                                                                            ------------------  ------------------

Total Assets                                                                $           30,691  $           29,524
                                                                            ==================  ==================

Liabilities:
  Accounts Payable                                                                         587                 250
  Note Payable to Shareholder                                                           50,114              31,266
                                                                            ------------------  ------------------

Total Liabilities                                                                       50,701              31,516
                                                                            ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 459,000 and 400,000
    shares at June 30, 2002 and December 31, 2001                                          459                 400
  Common Stock to be Issued, 59,000 Shares                                                   -                  59
  Paid-In Capital                                                                       44,031              44,031
  Deficit Accumulated During the
    Development Stage                                                                  (64,500)            (46,482)
                                                                            ------------------  ------------------

     Total Stockholders' Equity                                                        (20,010)             (1,992)
                                                                            ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                 $           30,691  $           29,524
                                                                            ==================  ==================


                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                                 since
                                                                                                               November 6,
                                                                                                                  2000
                                 For the Three Months Ended               For the Six Months Ended            Inception of
                                          June 30,                                June 30,                    Development
                                  2002                2001                2002                2001               Stage
                            -----------------   -----------------  ------------------  ------------------  ------------------
Revenues:                   $               -   $               -  $                -  $                -  $                -

Expenses:
   General & Admin.                     8,390               5,686              16,190              11,991              61,256
                            -----------------   -----------------  ------------------  ------------------  ------------------

Operating Loss                         (8,390)             (5,686)            (16,190)            (11,991)            (61,256)
                            -----------------   -----------------  ------------------  ------------------  ------------------

Other Expense
  Interest                             (1,027)               (282)             (1,828)               (533)             (3,244)
                            -----------------   -----------------  ------------------  ------------------  ------------------

  Net Income (Loss)         $          (9,417)  $          (5,968) $          (18,018) $          (12,524) $          (64,500)
                            =================   =================  ==================  ==================  ==================

Basic & Diluted Loss        $          (0.02)   $          (0.01)  $           (0.02)  $           (0.03)
                            =================   =================  ==================  ==================

















                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                     For the Six Months Ended          Inception of
                                                                             June 30,                  Development
                                                                      2002              2001              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $         (18,018)$         (12,524)$          (64,500)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                            1,833                 -              1,833

Change in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable                                       337               808                587
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                   (15,848)          (11,716)           (62,080)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Assets                                             (12,000)                -            (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                                 (12,000)                -            (12,000)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares                                                       -                 -             14,895
Common Stock to be Issued                                                       -            29,500             29,500
Increase in Notes Payable                                                  18,848            11,633             50,114
Capital Contributed by Shareholder                                              -                95                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                                  18,848            41,228             94,604
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                       (9,000)           29,512             20,524
Cash and Cash Equivalents at Beginning of Period                           29,524                12                  -
                                                                ----------------- ----------------- ------------------
Cash and Cash Equivalents at End of Period                      $          20,524 $          29,524 $           20,524
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $               - $               - $                -
  Franchise and income taxes                                    $               - $               - $                -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for AutoDataResearch.com, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                    Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended June 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (9,417)             459,000  $           (0.02)
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended June 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (5,968)             412,241  $           (0.01)
                                                        ==================  ===================  ==================

                                                                  For the Six Months Ended June 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (18,018)             459,000  $           (0.02)
                                                        ==================  ===================  ==================

                                                                  For the Six Months Ended June 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (12,524)             406,230  $           (0.03)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2002 and 2001 and are thus not considered.

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

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


NOTE 2 - INCOME TAXES

         As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $65,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


NOTE 4 - COMMITMENTS

         As of June 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 10 percent. As of June 30, 2002 and December 31, 2001, the Company owed $50,114 and $31,266, respectively, relating to these notes.

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

Results of Operations

         As the Company is in the developmental stage and has commenced only limited operations, it has yet to realize any revenue. The Company has realized a net loss from operations of $64,500 since inception due primarily to legal and accounting fees necessary to bring the Company through the development stage.

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

Employees

         As of May 16, 2003, the Company had no employees.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

Exhibit
Number            Title of Document


3i       Articles of Incorporation (1)
3ii      Bylaws (1)
99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

                  No reports on Form 8-K were filed during the prior quarter.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 28, 2003

                           AutoDataResearch.com, Inc.
                                  (Registrant)


DATE: May 28, 2003                              By:  /s/    Robert P. Feneziani
                                                Robert P. Feneziani
                                                President and Director
                                                (Principal Executive Officer)


DATE: May 28, 2003                             By:  /s/    Thomas D. Feneziani
                                               Thomas D. Feneziani
                                               Secretary, Treasurer and Director
                                               (Principal Financial Officer)




I,       Robert P. Feneziani, certify that:

         1.  I  have   reviewed  this   quarterly   report  on  form  10-QSB  of
AutoDataResearch.com, Inc.,

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003


/s/    Robert P. Feneziani
Robert P. Feneziani
President and Director
(Principal Executive Officer)

I,       Thomas D. Feneziani, certify that:

         1.  I  have   reviewed  this   quarterly   report  on  form  10-QSB  of
AutoDataResearch.com, Inc.,

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003

 /s/    Thomas D. Feneziani
Thomas D. Feneziani
Secretary, Treasurer and Director
(Principal Financial Officer)

                                  EXHIBIT 99.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of AutoDataResearch.com, Inc. on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert P. Feneziani, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/    Robert P. Feneziani
Robert P. Feneziani
President and Director
(Principal Executive Officer

May 28, 2003

                                  EXHIBIT 99.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of AutoDataResearch.com, Inc. on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas D. Feneziani, Chief Fincancial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /s/    Thomas D. Feneziani
Thomas D. Feneziani
Secretary, Treasurer and Director
(Principal Financial Officer)

May 28, 2003