Form 10QSB
period 2002-09-30
AUTODATARESEARCH COM INC
filed 2003-05-30
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         We have reviewed the accompanying balance sheets of AutoDataResearch.com, Inc. (A Development Stage Company) as of September 30, 2002, and the related statement of operations for the three and nine months ended September 30, 2002 and 2001 and the statement of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully Submitted,


                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 16, 2003

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------

Assets:
    Current Assets - Cash                                                    $           16,024  $           29,524
                                                                             ------------------  ------------------

    Intangible Assets                                                                    12,000                   -
    Accumulated Amortization                                                             (2,750)                  -
                                                                             ------------------  ------------------
          Net Intangible Assets                                                           9,250                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $           25,274  $           29,524
                                                                             ==================  ==================

Liabilities:
  Accounts Payable                                                                          870                 250
  Note Payable to Shareholder                                                            48,688              31,266
                                                                             ------------------  ------------------

Total Liabilities                                                                        49,558              31,516
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 459,000 and 400,000
    shares at September 30, 2002 and December 31, 2001                                      459                 400
  Common Stock to be Issued, 59,000 Shares                                                    -                  59
  Paid-In Capital                                                                        44,031              44,031
  Deficit Accumulated During the
    Development Stage                                                                   (68,774)            (46,482)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (24,284)             (1,992)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $           25,274  $           29,524
                                                                             ==================  ==================





                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                                 since
                                                                                                               November 6,
                                                                                                                  2000
                                 For the Three Months Ended              For the Nine Months Ended            Inception of
                                        September 30,                          September 30,                  Development
                                  2002                2001                2002                2001               Stage
                            -----------------   -----------------  ------------------  ------------------  ------------------
Revenues:                   $               -   $               -  $                -  $                -  $                -

Expenses:
   General & Admin.                     3,066              12,418              19,256              24,408              64,322
                            -----------------   -----------------  ------------------  ------------------  ------------------

Operating Loss                         (3,066)            (12,418)            (19,256)            (24,408)            (64,322)
                            -----------------   -----------------  ------------------  ------------------  ------------------

Other Expense
  Interest                             (1,208)               (362)             (3,036)               (895)             (4,452)
                            -----------------   -----------------  ------------------  ------------------  ------------------

  Net Income (Loss)         $          (4,274)  $         (12,780) $          (22,292) $          (25,303) $          (68,774)
                            =================   =================  ==================  ==================  ==================

Basic & Diluted Loss        $          (0.01)   $          (0.03)  $           (0.05)  $           (0.06)
                            =================   =================  ==================  ==================

















                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                     For the Nine Months Ended         Inception of
                                                                           September 30,               Development
                                                                      2002              2001              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $         (22,292)$         (25,303)$          (68,774)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                            2,750                 -              2,750

Change in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable                                       620            10,225                870
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                   (18,922)          (15,078)           (65,154)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Assets                                             (12,000)                -            (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                                 (12,000)                -            (12,000)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares                                                       -                 -             14,895
Common Stock to be Issued                                                       -            29,500             29,500
Increase in Notes Payable                                                  17,422            14,995             48,688
Capital Contributed by Shareholder                                              -                95                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                                  17,422            44,590             93,178
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                      (13,500)           29,512             16,024
Cash and Cash Equivalents at Beginning of Period                           29,524                12                  -
                                                                ----------------- ----------------- ------------------
Cash and Cash Equivalents at End of Period                      $          16,024 $          29,524 $           16,024
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $             482 $               - $              482
  Franchise and income taxes                                    $               - $               - $                -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended September 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (4,274)             459,000  $           (0.01)
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended September 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (12,780)             400,000  $           (0.03)
                                                        ==================  ===================  ==================

                                                               For the Nine Months Ended September 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (22,292)             459,000  $           (0.05)
                                                        ==================  ===================  ==================

                                                               For the Nine Months Ended September 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (25,303)             400,000  $           (0.06)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for September 30, 2002 and 2001 and are thus not considered.

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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


NOTE 2 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $69,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


NOTE 4 - COMMITMENTS

         As of September 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 10 percent. As of September 30, 2002 and December 31, 2001, the Company owed $48,688 and $31,266, respectively, relating to these notes.

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

Results of Operations

         As the Company is in the developmental stage and has commenced only limited operations, it has yet to realize any revenue. The Company has realized a net loss from operations of $69,000 since inception due primarily to legal and accounting fees necessary to bring the Company through the development stage.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 28, 2003.

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

Date: May 28, 2003

 /s/    Thomas D. Feneziani
Thomas D. Feneziani
Secretary, Treasurer and Director
(Principal Financial Officer)

                                  EXHIBIT 99.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of AutoDataResearch.com, Inc. on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert P. Feneziani, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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


/s/    Robert P. Feneziani
Robert P. Feneziani
President and Director
(Principal Executive Officer

May 28, 2003

                                  EXHIBIT 99.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of AutoDataResearch.com, Inc. on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas D. Feneziani, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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