Form 10KSB
period 2002-12-31
AUTODATARESEARCH COM INC
filed 2003-06-02
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to
         ----------.

         Commission file number:  000-33499


                           AutoDataResearch.com, Inc.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



                Nevada                              16-1599721
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


                   76 Seneca Creek Road, West Seneca, NY 14224
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (716) 675-8563
                             ----------------------
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

At December 31, 2002, the aggregate market value of all shares of voting stock held by non-affiliates was $59. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2002, was as follows: Common Stock $.001 par value, 459,000 shares and Preferred Stock $.0001 par value, no shares issued.

Total revenues for fiscal year ended December 31, 2002: $0

At December 31, 2002, the number of shares of common stock outstanding was 459,000.

Transitional Small Business Disclosure Format (check one): Yes   ; No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY HISTORY

         AutoDataResearch.com, Inc. was incorporated under the laws of the State of Nevada on November 6, 2000. The Company plans to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company plans to partner with a yet to be determined provider of printed comparative automobile data in order to launch an Internet database containing comparative automotive information. AutoDataResearch.com, Inc. is considered a development stage company, with little revenues and virtually no assets.

         As of December 31, 2002, AutoDataResearch.com, Inc. has commenced limited business operations, but has worked mostly on organizational and administrative functions.

PRINCIPAL PRODUCTS AND THEIR MARKETS

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

         The Company believes that in today's automotive industry there is a much greater awareness of the need for new marketing approaches. As automobile purchasers have become more knowledgeable of the Internet, there has been a dramatic increase in automobile pricing services and providers of comparative automobile information. According to one Internet research firm, twenty- five percent of new car purchasers researched automobile information via the Internet in 1998. By 1999, the percentage of new car purchasers utilizing the Internet for research increased to forty percent. In addition, the same Internet research firm estimates 500,000 vehicles will be sold via the Internet in 2003, which would result in the value of vehicle sales conducted entirely online in 2003 to approach $12 billion.

DISTRIBUTION METHODS

         The Company's goal is to provide a proprietary product that will deliver timely and detailed comparative information on automobiles in easy to understand formats via both the Internet and printed materials.

         To date, the Company has incurred $12,000 in designing and programming costs for its website. Four sections of the website are being constructed: (i) features, (ii) new car comparison, (iii) used car guide, and (iv) popular vehicles. Each section of the website is being programmed to allow users to evaluate the advantages and disadvantages of new and used cars. Also, the Company's website is being designed to incorporate appropriate links from the websites of selected automotive manufactures and distributors. The Company's website will be accessed through the links to allow potential purchasers to access comparative information and then review comparisons, download them for later review or print the information.

COMPETITION

         There are only a few direct competitors in the Company's targeted market segments. Most current providers of comparative automobile information on the Internet, such as Kelley Blue Book, primarily provide pricing services for consumers and not comparison information customized towards specific vehicle manufacturers.

EMPLOYEES

         The Company has commenced only limited operations. Therefore, the Company has no full time employees. The Company's management and directors provide planning and organizational services for the Company on a part-time basis.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company has a verbal agreement with Thomas Feneziani, Secretary, Treasurer and a director of the Company, to utilize office equipment and 600 square feet of office space for no charge.

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         At present, the Company's shares are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resales. Furthermore, the shares are not marginal and it is unlikely that a lending institution would accept the shares as collateral for a loan. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

         On November 6, 2000,  the Company issued 400,000 shares of common stock
for   services   and  payment  of  accounts   payable  to  the   President   and
Secretary/Treasurer. The shares were issued at $.04 per share.

         On January 9, 2002, 59,000 shares were issued to various people for $.50 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and notes thereto.

         As the Company is in the developmental stage and has commenced only limited operations, it has yet to realize any revenue. The Company has realized a net loss from operations of $72,000 since inception due primarily to legal and accounting fees necessary to bring the Company through the development stage.

LIQUIDITY AND CAPITAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2002, reflects a current asset value of $16,024, and a total asset value of $16,024.

         Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company has been provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In summary, there has been, and will continue to be, an absence of liquidity and capital resources to operate the Company self-sufficiently unless and until an offering of the Company's stock can be made to provide the necessary cash for operations. The current cash position of the Company is insufficient to provide for the needs of the Company. Therefore, management of the Company has committed to providing the necessary funding for the Company until the Company can generate ample revenues to offset the expenses or until an appropriate offering of the Company's capital stock or via third party bridge loans can be made to raise cash.

RESULTS OF OPERATIONS

         During the year ended December 31, 2002, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934.

         For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

         The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:


Name                          Age              Position
Robert P. Feneziani           42               President and Director
Thomas D. Feneziani           44               Secretary, Treasurer and Director

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected or appointed and qualified. Each officer serves at the discretion of the Board of Directors. The current directors and officers of the Company, Robert Feneziani and Thomas Feneziani, are brothers.

         Robert Feneziani is currently employed as a pilot with United Airlines. He also served as an F-16 instructor pilot with the Arizona Air National Guard and has more than eighteen years of military experience. Mr. Feneziani received his undergraduate degree in industrial technology from Buffalo State College and master's degree in science administration from Central Michigan University.

         Thomas Feneziani, the brother of Robert Feneziani, is currently employed as a sales research analyst with Mattel Toys. He is a certified public accountant in the state of New York and has over eighteen years of business experience. Mr. Feneziani received his undergraduate degree in accounting from Edinboro State College and a master's degree in business administration from Canisius College.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION

         The Company has not paid, nor does it owe, any compensation to executive officers for the year ended December 31, 2002. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this Form 0-K, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 459,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


NAME AND ADDRESS
OF BENEFICIAL OWNERS /           NATURE OF             SHARES
DIRECTORS                        OWNERSHIP              OWNED            PERCENT
--------------------------------------------------------------------------------


All Executive Officers
and Directors as a Group
(2 people)                       Common Stock          400,000          87%

NAME AND ADDRESS

Robert Feneziani
11053 Lopez Ridge Way
San Diego, CA 92121              Common Stock          200,000         43.5%

Thomas Feneziani
78 Seneca Creek Rd
West Seneca, NY 14224            Common Stock          200,000         43.5%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As noted in Item 2 above, the Company has a verbal agreement with Thomas Feneziani, Secretary, Treasurer and a director of the Company, to utilize office equipment and 600 square feet of office space for no charge. In addition, the Company has borrowed money from Robert Feneziani, President and a director of the Company, in order to pay general and administrative expenses. As of December 31, 2002, the Company owed $49,915 relating to the notes. Interest on the notes has been calculated at an imputed interest rate of 10 percent for the year ending December 31, 2002.

         Robert Feneziani and Thomas Feneziani are brothers.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit  No. Exhibit

         3i       Articles of Incorporation (1)

         3ii      Bylaws (1)

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant t Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AutoDataResearch.com, Inc.
                                  (Registrant)


DATE: May 28, 2003                         By:  /s/    Robert P. Feneziani
                                           Robert P. Feneziani
                                           President and Director
                                           (Principal Executive Officer)

DATE: May 28, 2003                         By:  /s/    Thomas D. Feneziani
                                           Thomas D. Feneziani
                                           Secretary, Treasurer and Director
                                           (Principal Financial Officer)

I,       Robert P. Feneziani, certify that:

         1.       I  have   reviewed  this  annual  report  on  form  10-KSB  of
                  AutoDataResearch.com, Inc.,

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003


/s/    Robert P. Feneziani
Robert P. Feneziani
President and Director
(Principal Executive Officer)

I,       Thomas D. Feneziani, certify that:

         1.       I  have   reviewed  this  annual  report  on  form  10-KSB  of
                  AutoDataResearch.com, Inc.,

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003

 /s/    Thomas D. Feneziani
Thomas D. Feneziani
Secretary, Treasurer and Director
(Principal Financial Officer)

                                  EXHIBIT 99.1




                            CERTIFICATION PURSUANT TO
                            18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of AutoDataResearch.com, Inc. on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert P. Feneziani, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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


/s/    Robert P. Feneziani
Robert P. Feneziani
President and Director
(Principal Executive Officer

May 28, 2003

                                  EXHIBIT 99.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of AutoDataResearch.com, Inc. on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas D. Feneziani, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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



 /s/    Thomas D. Feneziani
Thomas D. Feneziani
Secretary, Treasurer and Director
(Principal Financial Officer)

May 28, 2003

                          AUTO DATA RESEARCH. COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                           DECEMBER 31, 2002 AND 2001

                                                     CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheet
  December 31, 2002 and 2001...............................................................................F - 2

Statement of Operations for the
  Years Ended December 31, 2002 and 2001...................................................................F - 3

Statement of Stockholders' Equity
  Since November 6, 2000 (Inception) to December 31, 2002 .................................................F - 4

Statement of Cash Flows for the
  Years Ended December 31, 2002 and 2001...................................................................F - 5

Notes to Financial Statements..............................................................................F - 7

                          INDEPENDENT AUDITOR'S REPORT

AutoDataResearch.com, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of AutoDataResearch.com, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statement of operations and cash flows for the years ending December 31, 2002 and 2001 and the statement of stockholder's equity from November 6, 2000 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoDataResearch.com, Inc. (a development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ending December 31, 2002 and 2001 and the statement of stockholder's equity from November 6, 2000 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully Submitted,


                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 16, 2003

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET



                                                                                     December 31,
                                                                              2002                  2001
                                                                        -----------------    ------------------

Assets:
    Current Assets - Cash                                               $          16,024    $           29,524
                                                                        -----------------    ------------------

    Intangible Assets- Web Site Development                                        12,000                     -
    Accumulated Amortization                                                      (12,000)                    -
                                                                        -----------------    ------------------
          Net Intangible Assets                                                         -                     -
                                                                        -----------------    ------------------

Total Assets                                                            $          16,024    $           29,524
                                                                        =================    ==================

Liabilities:
  Accounts Payable                                                                  1,930                   250
  Note Payable to Shareholder                                                      49,915                31,266
                                                                        -----------------    ------------------

Total Liabilities                                                                  51,845                31,516
                                                                        -----------------    ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 459,000 shares at December 31, 2002
    and 400,000 at December 31, 2001                                                  459                   400
  Common Stock to be Issued, 59,000 Shares                                              -                    59
  Paid-In Capital                                                                  44,031                44,031
  Deficit Accumulated During the
    Development Stage                                                             (80,311)              (46,482)
                                                                        -----------------    ------------------

     Total Stockholders' Equity                                                   (35,821)               (1,992)
                                                                        -----------------    ------------------

     Total Liabilities and
       Stockholders' Equity                                             $          16,024    $           29,524
                                                                        =================    ==================


   The accompanying notes are an integral part of these financial statements.

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                                                Cumulative
                                                                                                   since
                                                                                                November 6,
                                                                For the Year                       2000
                                                                   Ended                       Inception of
                                                                December 31,                    development
                                                          2002                2001                 stage
                                                   ------------------   -----------------    -----------------
Revenues:                                          $                -   $               -    $               -

Expenses:
   General & Admin.                                            29,566              30,183               74,632
                                                   ------------------   -----------------    -----------------

Operating Loss                                                (29,566)            (30,183)             (74,632)
                                                   ------------------   -----------------    -----------------

Other Expense
  Interest                                                     (4,263)             (1,416)              (5,679)
                                                   ------------------   -----------------    -----------------

  Net Income (Loss)                                $          (33,829)  $         (31,599)   $         (80,311)
                                                   ==================   =================    =================

Basic & Diluted Loss                               $           (0.07)   $          (0.07)
                                                   ==================   =================
















   The accompanying notes are an integral part of these financial statements.

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2002

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                                                   Since
                                                                                                                  November
                                                                                                                  6, 2000
                                                                                                                Inception of
                                                           Common Stock                          Paid-In        Development
                                           Shares            Par Value       To Be Issued        Capital           Stage
                                      -----------------  ----------------- ----------------- --------------- ------------------

Balance at November 6, 2000
(Inception)                                           -    $             - $               - $             - $                 -

November 6, 2000 Issuance
of Stock for Services and
Payment ofAccounts Payable                      400,000                400                 -          14,495                  -

Net Loss                                              -                  -                 -               -            (14,883)
                                      -----------------  ----------------- ----------------- --------------- ------------------

Balance December 31, 2000                       400,000                400                 -          14,495            (14,883)

Cash received for shares not
yet Issued at $.50 per share                     59,000                  -                59          29,441                  -

Contributed Capital                                   -                  -                 -              95                  -

Net Loss                                              -                  -                 -               -            (31,599)
                                      -----------------  ----------------- ----------------- --------------- ------------------

Balance December 31, 2001                       459,000                400                59          44,031            (46,482)

Shares Issued                                         -                 59               (59)              -                  -

Net Loss                                              -                  -                 -               - (33,829)
                                      -----------------  ----------------- ----------------- --------------- ------------------

Balance at December 31, 2002                    459,000  $             459 $               - $        44,031 $          (80,311)
                                      =================  ================= ================= =============== ==================


   The accompanying notes are an integral part of these financial statements.

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                      Since
                                                                                                     November
                                                                    For the Year                     6, 2000
                                                                       Ended                       Inception of
                                                                    December 31,                   Development
                                                              2002                2001                Stage
                                                       ------------------  ------------------   ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                               $          (33,829) $          (31,599)  $          (80,311)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                   12,000                   -               12,000

Change in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable                             1,680                 250                1,930
                                                       ------------------  ------------------   ------------------

  Net Cash Used in operating activities                           (20,149)            (31,349)             (66,381)
                                                       ------------------  ------------------   ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Intangible Assets                                     (12,000)                  -              (12,000)
                                                       ------------------  ------------------   ------------------

Net cash provided by investing activities                         (12,000)                  -              (12,000)
                                                       ------------------  ------------------   ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of Common Shares                                               -                   -               14,895
Common Stock to be Issued                                               -              29,500               29,500
Increase in Notes Payable                                          18,649              31,266               49,915
Capital Contributed by Shareholder                                      -                  95                   95
                                                       ------------------  ------------------   ------------------

Net Cash Provided by Financing Activities                          18,649              60,861               94,405
                                                       ------------------  ------------------   ------------------

Net (Decrease) Increase in Cash and
Cash Equivalents                                                  (13,500)             29,512               16,024

Cash and Cash Equivalents at Beginning
of Period                                                          29,524                  12                    -
                                                       ------------------  ------------------   ------------------

Cash and Cash Equivalents at End of Period             $           16,024  $           29,524   $           16,024
                                                       ==================  ==================   ==================

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                       Since
                                                                                                      November
                                                                     For the Year                     6, 2000
                                                                        Ended                       Inception of
                                                                     December 31,                   Development
                                                               2002                2001                Stage
                                                        ------------------  ------------------   ------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                              $              482  $                -   $              482
  Franchise and income taxes                            $                -  $                -   $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None






















   The accompanying notes are an integral part of these financial statements.

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

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

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                   For the Year Ended December 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $(33,829)                       459,000  $           (0.07)
                                                        ==================  ===================  ==================

                                                                   For the Year Ended December 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (31,599)             433,260  $           (0.07)
                                                        ==================  ===================  ==================


         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2002 and 2001 and are thus not considered.

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

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

NOTE 2 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $80,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of December 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 10 percent. As of December 31, 2002 and 2001, the Company owed $49,915 and $31,266, respectively, relating to these notes.