Form 10QSB
period 2003-03-31
AUTODATARESEARCH COM INC
filed 2003-06-02
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         We have reviewed the accompanying balance sheets of AutoDataResearch.com, Inc. (A Development Stage Company) as of March 31, 2003, and the related statement of operations for the three months ended March 31, 2003 and 2002 and the statement of cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of AutoDataResearch.com, Inc. (A Development Stage Company) as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated May 16, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 3 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 3 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 3 of the Company's unaudited interim financial statements as of March 31, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at March 31,

2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully Submitted,


                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 16, 2003

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Assets:
    Current Assets - Cash                                                    $           13,024  $           16,024
                                                                             ------------------  ------------------

    Intangible Assets                                                                    12,000              12,000
    Accumulated Amortization                                                            (12,000)            (12,000)
                                                                             ------------------  ------------------
          Net Intangible Assets                                                               -                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $           13,024  $          (16,024)
                                                                             ==================  ==================

Liabilities:
  Accounts Payable                                                           $                -  $            1,930
  Note Payable to Shareholder                                                            50,082              49,915
                                                                             ------------------  ------------------

Total Liabilities                                                                        50,082              51,845
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 459,000
    shares at March 31, 2003 and December 31, 2002                                          459                 459
  Paid-In Capital                                                                        44,031              44,031
  Deficit Accumulated During the
    Development Stage                                                                   (81,548)            (80,311)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (37,058)            (35,821)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $           13,024  $           16,024
                                                                             ==================  ==================





                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                       Cumulative
                                                                         since
                                   November 6,
                                                                            2000
                                 For the Three Months Ended           Inception of
                                          March 31,                   Development
                                  2003                2002               Stage
                            -----------------   -----------------  ------------------
Revenues:                   $               -   $               -  $                -

Expenses:
   General & Admin.                         -               7,800              74,632
                            -----------------   -----------------  ------------------

Operating Loss                              -              (7,800)            (74,632)
                            -----------------   -----------------  ------------------

Other Expense
  Interest                             (1,237)               (801)             (6,916)
                            -----------------   -----------------  ------------------

  Net Income (Loss)         $          (1,237)  $          (8,601) $          (81,548)
                            =================   =================  ==================

Basic & Diluted Loss        $               -   $           (0.02)
                            =================   =================


















                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                    For the Three Months Ended         Inception of
                                                                             March 31,                 Development
                                                                      2003              2002              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $          (1,237)$          (8,601)$          (81,548)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                                 -            1,000             12,000

Change in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable                                    (1,930)            5,250                  -
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                    (3,167)           (2,351)           (69,548)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Assets                                                   -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                                       -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares                                                       -                 -             44,395
Increase in Notes Payable                                                     167             5,351             50,082
Capital Contributed by Shareholder                                              -                 -                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                                     167             5,351             94,572
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                       (3,000)           (9,000)            13,024
Cash and Cash Equivalents at Beginning of Period                           16,024            29,524                  -
                                                                ----------------- ----------------- ------------------
Cash and Cash Equivalents at End of Period                      $          13,024 $          20,524 $           13,024
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $             534 $               - $            1,016
  Franchise and income taxes                                    $               - $               - $                -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for AutoDataResearch.com, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2003 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the March 31, 2003 presentation.

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended March 31, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,237)             459,000  $                -
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended March 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (8,601)             459,000  $           (0.02)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for March 31, 2003 and 2002 and are thus not considered.

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of March 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $81,500 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                          AUTO DATA RESEARCH. COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


NOTE 4 - COMMITMENTS

         As of March 31, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 10 percent. As of March 31, 2003 and December 31, 2002, the Company owed $50,082 and $49,915, respectively, relating to these notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

Results of Operations

         As the Company is in the developmental stage and has commenced only limited operations, it has yet to realize any revenue. The Company has realized a net loss from operations of $81,500 since inception due primarily to legal and accounting fees necessary to bring the Company through the development stage.

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

Date: May 28, 2003

 /s/    Thomas D. Feneziani
Thomas D. Feneziani
Secretary, Treasurer and Director
(Principal Financial Officer)

                                  EXHIBIT 99.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of AutoDataResearch.com, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert P. Feneziani, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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


/s/    Robert P. Feneziani
Robert P. Feneziani
President and Director
(Principal Executive Officer

May 28, 2003

                                  EXHIBIT 99.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of AutoDataResearch.com, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas D. Feneziani, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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