Form 10QSB
period 2003-06-30
EAGLE STAR ENERGY GROUP INC
filed 2003-08-14
CIK 1157723

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the  transition  period from  ------------  to ------------.

                        Commission file number 000-33499

                          Eagle Star Energy Group, Inc.
                     (Exact name of small business issuer as
                            specified in its charter)

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

                                 (716) 675-8563
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: July 28, 2003 459,000


     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Eagle Star Energy Group, Inc.
(Formerly AutoDataResearch.com, Inc.)
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of Eagle Star Energy Group, Inc. (Formerly AutoDataResearch.com, Inc.) (A Development Stage Company) as of June 30, 2003, and the related statement of operations for the three and six months ended June 30, 2003 and 2002 and the statement of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Eagle Star Energy Group, Inc. (Formerly AutoDataResearch.com, Inc.) (A Development Stage Company) as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated May 16, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 3 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 3 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 3 of the Company's unaudited interim financial statements as of June 30, 2003, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Respectfully Submitted,


                                                   \s\ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
July 28, 2003

                          EAGLE STAR ENERGY GROUP, INC.
                    (Formerly AUTO DATA RESEARCH. COM, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Assets:

    Current Assets - Cash                                                    $           13,024  $           16,024
                                                                             ------------------  ------------------

    Intangible Assets                                                                    12,000              12,000
    Accumulated Amortization                                                            (12,000)            (12,000)
                                                                             ------------------  ------------------
          Net Intangible Assets                                                               -                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $           13,024  $           16,024
                                                                             ==================  ==================

Liabilities:

  Accounts Payable                                                           $              690  $            1,930
  Note Payable to Shareholder                                                            54,157              49,915
                                                                             ------------------  ------------------

Total Liabilities                                                                        54,847              51,845
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001

    Authorized 100,000,000 shares, Issued 459,000

    shares at June 30, 2003 and December 31, 2002                                           459                 459
  Paid-In Capital                                                                        44,031              44,031
  Deficit Accumulated During the
    Development Stage                                                                   (86,313)            (80,311)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (41,823)            (35,821)
                                                                             ------------------  ------------------

     Total Liabilities and

       Stockholders' Equity                                                  $           13,024  $           16,024
                                                                             ==================  ==================




                 See accompanying notes and accountants' report

                          EAGLE STAR ENERGY GROUP, INC.
                    (Formerly AUTO DATA RESEARCH. COM, INC.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                      Cumulative
                                                                                                        since
                                                                                                      November 6,
                                                                                                         2000
                              For the Three Months Ended          For the Six Months Ended           Inception of
                                       June 30,                           June 30,                   Development
                                2003             2002              2003              2002               Stage
                          ---------------- ----------------- ----------------  -----------------  ------------------
Revenues:                 $              - $               - $              -  $               -  $                -

Expenses:

   General & Admin.                  3,490             8,390            3,490             16,190              78,122
                          ---------------- ----------------- ----------------  -----------------  ------------------

Operating Loss                      (3,490)           (8,390)          (3,490)           (16,190)            (78,122)
                          ---------------- ----------------- ----------------  -----------------  ------------------

Other Expense

  Interest                          (1,275)           (1,027)          (2,512)            (1,828)             (8,191)
                          ---------------- ----------------- ----------------  -----------------  ------------------

  Net Income (Loss)       $         (4,765)$          (9,417)$         (6,002) $         (18,018) $          (86,313)
                          ================ ================= ================  =================  ==================

Basic & Diluted Loss      $         (0.01) $          (0.02) $         (0.01)  $          (0.04)
                          ================ ================= ================  =================

















                 See accompanying notes and accountants' report

                          EAGLE STAR ENERGY GROUP, INC.
                    (Formerly AUTO DATA RESEARCH. COM, INC.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                     For the Six Months Ended          Inception of
                                                                             June 30,                  Development
                                                                      2003              2002              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $          (6,002)$         (18,018)$          (86,313)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                                -             1,833             12,000

Change in Operating Assets and Liabilities:

Increase (Decrease) in Accounts Payable                                    (1,240)              337                690
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                    (7,242)          (15,848)           (73,623)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Intangible Assets                                                   -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                                       -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Shares                                                       -                 -             44,395
Increase in Notes Payable                                                   4,242            18,848             54,157
Capital Contributed by Shareholder                                              -                 -                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                                   4,242            18,848             98,647
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                       (3,000)           (9,000)            13,024
Cash and Cash Equivalents at Beginning of Period                           16,024            29,524                  -
                                                                ----------------- ----------------- ------------------
Cash and Cash Equivalents at End of Period                      $          13,024 $          20,524 $           13,024
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $             534 $               - $            1,016
  Franchise and income taxes                                    $               - $               - $                -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING

ACTIVITIES: None

                 See accompanying notes and accountants' report

                          EAGLE STAR ENERGY GROUP, INC.
                    (Formerly AUTO DATA RESEARCH. COM, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eagle Star Energy Group, Inc. (Formerly AutoDataResearch.com, Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2003, and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 6, 2000. Since November 6, 2000, the Company is in the development stage, and has not commenced planned principal operations. On June 10, 2003, the Company changed its name to Eagle Star Energy, Inc. to reflect the current direction of the company.

Nature of Business

         The Company was originally formed to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company was not successful in its plans and during the 2nd quarter of 2003 changed the business plan.

         The Company now plans to enter into the oil and gas industry. The Company's primary objective will be to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in California and Canada that do not meet the requirements of the larger producers and developers. The Company intends to acquire smaller, underdeveloped producers generally under control of small family-owned operators who are interested in selling out. Through the use of modern development techniques such as horizontal drilling and 3-D seismic, production from these under developed and under utilized projects can be greatly increased.

                          EAGLE STAR ENERGY GROUP, INC.
                    (Formerly AUTO DATA RESEARCH. COM, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the June 30, 2003 presentation.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                          EAGLE STAR ENERGY GROUP, INC.
                    (Formerly AUTO DATA RESEARCH. COM, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share (Continued)

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended June 30, 2003
Basic Loss per Share
Loss to common shareholders                             $           (4,765)             459,000  $           (0.01)
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended June 30, 2002

Basic Loss per Share
Loss to common shareholders                             $           (9,417)             459,000  $           (0.02)
                                                        ==================  ===================  ==================

                                                                  For the Six Months Ended June 30, 2003

Basic Loss per Share
Loss to common shareholders                             $           (6,002)             459,000  $           (0.01)
                                                        ==================  ===================  ==================

                                                                  For the Six Months Ended June 30, 2002

Basic Loss per Share
Loss to common shareholders                             $          (18,018)             459,000  $           (0.04)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2003 and 2002 and are thus not considered.

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

                          EAGLE STAR ENERGY GROUP, INC.
                    (Formerly AUTO DATA RESEARCH. COM, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 2 - INCOME TAXES

         As of June 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $86,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of June 30, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4.22 to 10 percent. As of June 30, 2003 and December 31, 2002, the Company owed $54,157 and $49,915, respectively, relating to these notes.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

Plan of Operation

         The Company was originally formed to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company was not successful in its plans and during the 2nd quarter of 2003 changed the business plan.

         The Company now plans to enter into the oil and gas industry. The Company's primary objective will be to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in California and Canada that do not meet the requirements of the larger producers and developers. The Company intends to acquire smaller, underdeveloped producers generally under control of small family-owned operators who are interested in selling out. Through the use of modern development techniques such as horizontal drilling and 3-D seismic, production from these under developed and under utilized projects can be greatly increased. The Company plans to acquire projects following due diligence necessary to fully evaluate the projects potential.

Results of Operations

         As the Company is in the developmental stage and has commenced only limited operations, it has yet to realize any revenue. The Company has realized a net loss from operations of $86,000 since inception due primarily to legal and accounting fees necessary to bring the Company through the development stage.

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

Employees

         As of July 28, 2003, the Company had no employees.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

Exhibit

Number            Title of Document

3i       Articles of Incorporation (1)
3ii      Bylaws (1)
31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.
32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

                  A current report was filed on June 11, 2003 announcing the Company's change in President and Secretary/Treasurer and change in the business plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 5, 2003.

                                           Eagle Star Energy Group, Inc.

                                  (Registrant)



DATE: August 5, 2003                        By:  /s/    Scott Marshall
     ----------------                       -----------------------------------
                                            Scott Marshall
                                            President and Director
                                            (Principal Executive Officer)

DATE: August 5, 2003                        By:  /s/    Robert McIntosh
     ----------------                       -----------------------------------
                                            Robert McIntosh
                                            Secretary, Treasurer and Director
                                            (Principal Financial Officer)