Form 10QSB
period 2003-09-30
EAGLE STAR ENERGY GROUP INC
filed 2003-11-12
CIK 1157723

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to
         ------------.

                        Commission file number 000-33499

                          Eagle Star Energy Group, Inc.
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                          16-1599721
                     ------                         -----------
         (State or other jurisdiction              (IRS Employer
        of incorporation or organization)        Identification No.)

                   76 Seneca Creek Road, West Seneca, NY 14224
                    (Address of principal executive offices)

                                 (716) 675-8563
                            Issuer's telephone number




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 6, 2003 459,000

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

Eagle Star Energy Group, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of Eagle Star Energy Group, Inc. (A Development Stage Company) as of September 30, 2003, and the related statement of operations for the three and nine months ended September 30, 2003 and 2002 and the statement of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Note 3 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 3 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 3 of the Company's unaudited interim financial statements as of September 30, 2003, and for the three and nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully Submitted,


                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 6, 2003

                          EAGLE STAR ENERGY GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Assets:
    Current Assets - Cash                                                    $                -  $           16,024
                                                                             ------------------  ------------------

    Intangible Assets                                                                    12,000              12,000
    Accumulated Amortization                                                            (12,000)            (12,000)
                                                                             ------------------  ------------------
          Net Intangible Assets                                                               -                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $                -  $           16,024
                                                                             ==================  ==================

Liabilities:
  Accounts Payable                                                           $            1,340  $            1,930
  Note Payable to Shareholder                                                            55,479              49,915
                                                                             ------------------  ------------------

Total Liabilities                                                                        56,819              51,845
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 459,000
    shares at September 30, 2003 and December 31, 2002                                      459                 459
  Paid-In Capital                                                                        44,031              44,031
  Deficit Accumulated During the
    Development Stage                                                                  (101,309)            (80,311)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (56,819)            (35,821)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $           16,024
                                                                             ==================  ==================





                 See accompanying notes and accountants' report

                          EAGLE STAR ENERGY GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                      Cumulative
                                                                                                        since
                                                                                                      November 6,
                                                                                                         2000
                              For the Three Months Ended          For the Nine Months Ended          Inception of
                                    September 30,                       September 30,                Development
                                2003             2002              2003              2002               Stage
                          ---------------- ----------------- ----------------  -----------------  ------------------
Revenues:                                - $               -                -  $               -  $                -

Expenses:
   General & Admin.                 13,674             3,066           17,164             19,256              91,796
                          ---------------- ----------------- ----------------  -----------------  ------------------

Operating Loss                     (13,674)           (3,066)         (17,164)           (19,256)            (91,796)
                          ---------------- ----------------- ----------------  -----------------  ------------------

Other Expense
  Interest                          (1,323)           (1,208)          (3,834)            (3,036)             (9,513)
                          ---------------- ----------------- ----------------  -----------------  ------------------

  Net Income (Loss)       $        (14,997)$          (4,274)$        (20,998) $         (22,292) $         (101,309)
                          ================ ================= ================  =================  ==================

Basic & Diluted Loss      $         (0.03) $          (0.01) $         (0.05)  $          (0.05)
                          ================ ================= ================  =================

Weighted Average
Shares                             459,000           459,000          459,000            459,000
                          ================ ================= ================  =================















                 See accompanying notes and accountants' report

                          EAGLE STAR ENERGY GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                     For the Nine Months Ended         Inception of
                                                                           September 30,               Development
                                                                      2003              2002              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $         (20,998)$         (22,292)$         (101,309)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                                -             2,750             12,000

Change in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable                                      (590)              620              1,340
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                   (21,588)          (18,922)           (87,969)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Assets                                                   -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                                       -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares                                                       -                 -             44,395
Increase in Notes Payable                                                   5,564            17,422             55,479
Capital Contributed by Shareholder                                              -                 -                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                                   5,564            17,422             99,969
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                      (16,024)          (13,500)                 -
Cash and Cash Equivalents at Beginning of Period                           16,024            29,524                  -
                                                                ----------------- ----------------- ------------------
Cash and Cash Equivalents at End of Period                      $               - $          16,024 $                -
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $             534 $                 $            1,016
  Franchise and income taxes                                    $               - $               - $                -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None



                 See accompanying notes and accountants' report

                          EAGLE STAR ENERGY GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eagle Star Energy Group, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2003, and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                          EAGLE STAR ENERGY GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the September 30, 2003 presentation.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2003 and 2002.

                          EAGLE STAR ENERGY GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of September 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $101,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                          EAGLE STAR ENERGY GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


NOTE 4 - COMMITMENTS

         As of September 30, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4.00 to 10 percent. As of September 30, 2003 and December 31, 2002, the Company owed $55,479 and $49,915, respectively, relating to these notes.

NOTE 6- SUBSEQUENT EVENTS

         On October 31, 2003, the Company structured a deal with the previous president and treasurer, wherein the Company will repurchase and subsequently retire to treasury the 400,000 shares outstanding. The Company will pay $150,000 for the return of these shares and for payment of a $52,638 note payable.

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

Results of Operations

         As the Company is in the developmental stage and has commenced only limited operations, it has yet to realize any revenue. The Company has realized a net loss from operations of $101,309 since inception due primarily to legal and accounting fees necessary to bring the Company through the development stage.

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

Employees

         As of November 6, 2003, the Company had no employees.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 10, 2003.

                                           Eagle Star Energy Group, Inc.
                                  (Registrant)


DATE: November 10, 2003                        By:  /s/    Scott Marshall
     --------------------------------          -----------------------------
                                               Scott Marshall
                                               President and Director
                                               (Principal Executive Officer)


DATE: November 10, 2003                        By:  /s/    Sterling Klein
     --------------------------------          -----------------------------
                                               Sterling Klein
                                               Secretary, Treasurer and Director
                                               (Principal Financial Officer)