Form 10QSB/A
period 2003-06-30
FIDELIS ENERGY INC
filed 2004-03-29
CIK 1157723

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)
         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to
         ------------.

                        Commission file number 000-33499

                               Fidelis Energy, Inc
                     (Exact name of small business issuer as
                            specified in its charter)

               Nevada                                   16-1599721
--------------------------------------------------------------------------------
     (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)                 Identification No.)

                  2980 N. Swan Rd., Suite 207 Tucson, AZ 85712
                    (Address of principal executive offices)

                                 (877) 241-6100
                            Issuer's telephone number




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2003 18,962,000


         Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Fidelis Energy, Inc.
(Formerly Eagle Star Energy Group, Inc.)
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of Fidelis Energy, Inc.(Formerly Eagle Star Energy Group, Inc.) (A Development Stage Company) as of June 30, 2003, and the related statement of operations for the three and six months ended June 30, 2003 and 2002 and the statement of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Fidelis Energy, Inc.(Formerly Eagle Star Energy Group, Inc.) (A Development Stage Company) as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated May 16, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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


                                                    Respectfully Submitted,


                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 11, 2004

                               FIDELIS ENERGY, INC
                     (Formerly EAGLE STAR ENERGY GROUP, INC)
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Assets:
    Current Assets - Cash                                                    $           13,024  $           16,024
                                                                             ------------------  ------------------

    Intangible Assets                                                                    12,000              12,000
    Accumulated Amortization                                                            (12,000)            (12,000)
                                                                             ------------------  ------------------
          Net Intangible Assets                                                               -                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $           13,024  $           16,024
                                                                             ==================  ==================

Liabilities:
  Accounts Payable                                                           $              690  $            1,930
  Note Payable to Shareholder                                                            54,157              49,915
                                                                             ------------------  ------------------

Total Liabilities                                                                        54,847              51,845
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 18,962,000 and
    17,442,000 shares at June 30, 2003 and December 31, 2002                             18,962              17,442
  Paid-In Capital                                                                        25,568              27,048
  Deficit Accumulated During the
    Development Stage                                                                   (86,353)            (80,311)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (41,823)            (35,821)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $           13,024  $           16,024
                                                                             ==================  ==================




                 See accompanying notes and accountants' report

                               FIDELIS ENERGY, INC
                     (Formerly EAGLE STAR ENERGY GROUP, INC)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                      Cumulative
                                                                                                        since
                                                                                                      November 6,
                                                                                                         2000
                              For the Three Months Ended          For the Six Months Ended           Inception of
                                       June 30,                           June 30,                   Development
                                2003             2002              2003              2002               Stage
                          ---------------- ----------------- ----------------  -----------------  ------------------
Revenues:                 $              - $               - $              -  $               -  $                -

Expenses:
   General & Admin.                  3,530             8,390            3,530             16,190              78,162
                          ---------------- ----------------- ----------------  -----------------  ------------------

Operating Loss                      (3,530)           (8,390)          (3,530)           (16,190)            (78,162)
                          ---------------- ----------------- ----------------  -----------------  ------------------

Other Expense
  Interest                          (1,275)           (1,027)          (2,512)            (1,828)             (8,191)
                          ---------------- ----------------- ----------------  -----------------  ------------------

  Net Income (Loss)       $         (4,805)$          (9,417)$         (6,042) $         (18,018) $          (86,353)
                          ================ ================= ================  =================  ==================

Basic & Diluted Loss      $              - $               - $              -  $               -
                          ================ ================= ================  =================
















                 See accompanying notes and accountants' report

                               FIDELIS ENERGY, INC
                     (Formerly EAGLE STAR ENERGY GROUP, INC)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                     For the Six Months Ended          Inception of
                                                                             June 30,                  Development
                                                                      2003              2002              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $          (6,042)$         (18,018)$          (86,353)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                                -             1,833             12,000
   Shares Issued for Services                                                  40                 -                 40

Change in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable                                    (1,240)              337                690
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                    (7,242)          (15,848)           (73,623)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Assets                                                   -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                                       -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares                                                       -                 -             44,395
Increase in Notes Payable                                                   4,242            18,848             54,157
Capital Contributed by Shareholder                                              -                 -                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                                   4,242            18,848             98,647
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                       (3,000)           (9,000)            13,024
Cash and Cash Equivalents at Beginning of Period                           16,024            29,524                  -
                                                                ----------------- ----------------- ------------------
Cash and Cash Equivalents at End of Period                      $          13,024 $          20,524 $           13,024
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $             534 $               - $            1,016
  Franchise and income taxes                                    $               - $               - $                -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report

                               FIDELIS ENERGY, INC
                     (Formerly EAGLE STAR ENERGY GROUP, INC)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Fidelis Energy, Inc.(Formerly Eagle Star Energy Group, Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 6, 2000. Since November 6, 2000, the Company is in the development stage, and has not commenced planned principal operations. On June 10, 2003, the Company changed its name to Eagle Star Energy, Inc. to reflect the current direction of the company. On February 24, 2004, the Company changed its name to Fidelis Energy, Inc.

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

                               FIDELIS ENERGY, INC
                     (Formerly EAGLE STAR ENERGY GROUP, INC)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                               FIDELIS ENERGY, INC
                     (Formerly EAGLE STAR ENERGY GROUP, INC)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share (Continued)

                                                                                                    Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended June 30, 2003
Basic Loss per Share
Loss to common shareholders                             $           (4,805)          17,563,600  $                -
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $           (9,417)          17,442,000  $                -
                                                        ==================  ===================  ==================

                                                                  For the Six Months Ended June 30, 2003
Basic Loss per Share
Loss to common shareholders                             $           (6,042)          17,502,800  $                -
                                                        ==================  ===================  ==================

                                                                  For the Six Months Ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $          (18,018)          17,442,000  $                -
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

                               FIDELIS ENERGY, INC
                     (Formerly EAGLE STAR ENERGY GROUP, INC)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 4 - COMMITMENTS

         As of June 30, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4.22 to 10 percent. As of June 30, 2003 and December 31, 2002, the Company owed $54,157 and $49,915, respectively, relating to these notes.

NOTE 6 - SUBSEQUENT EVENTS

         On December 15, 2003, the Company approved a 1 to 38 stock split. All references to common stock reflect the split.

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

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB/A, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-QSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB/A, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB/A, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB/A.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

         On June 23, 2003, the Company issued 1,520,000 (40,000 pre split) shares of common stock to the new directors for services.

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

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

                  A current report was filed on November 10, 2003, to announce to the appointment of Sterling Klein as the new CFO and to announce the resignation of Robert McIntosh as Secretary/Treasurer and the resignation of Robert Feneziani and Thomas Feneziani as directors under Item 5.

                  A current report was filed on November 17, 2003, to announce changes in control of the registrant under Item 1. In addition, under Item 2, the Company announced execution of two farm-in oil and gas leases for purpose of oil and gas exploration. Also, under Item 5, the Company announced a 38:1 stock split.

                  A current report was filed on March 5, 2004, to announce the 10:1 forward split of the common stock, effective March 15, 2004 under Item 5. In addition, the Company announced the resignation of Scott Marshall, Sterling Klein and Robert McInstosh from their positions of the Company and the appointment of Frank Anjakos, III as president and director and Julianne DeGrendele as the Secretary/Treasurer and James Marshall as Director.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this March 12, 2004.

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: March 23, 2004                       By:  /s/    Frank N. Anjakos, III
     ----------------------------               --------------------------------
                                                Frank N. Anjakos, III
                                                President and Chairman of Board
                                                (Principal Executive Officer)


DATE: March 23, 2004                       By:  /s/    Julianne DeGrendele
     ----------------------------               --------------------------------
                                                Julianne DeGrendele
                                                Secretary / Treasurer
                                                (Principal Financial Officer)