Form 10QSB/A
period 2003-09-30
FIDELIS ENERGY INC
filed 2004-03-29
CIK 1157723

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

                        Commission file number 000-33499

                              Fidelis Energy, Inc.
                     (Exact name of small business issuer as
                            specified in its charter)

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

                                 (877) 241-6100
                            Issuer's telephone number



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2003 18,962,000

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

Fidelis Energy, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of Fidelis Energy, Inc. (A Development Stage Company) as of September 30, 2003, and the related statement of operations for the three and nine months ended September 30, 2003 and 2002 and the statement of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Fidelis Energy, Inc.(A Development Stage Company) as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated May 16, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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


                                                    Respectfully Submitted,


                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 11, 2004

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                   (Unaudited)
                                                                                   September 30,      December 31,
                                                                                       2003               2002
                                                                                 ----------------- ------------------
Assets:
    Current Assets - Cash                                                        $               - $           16,024
                                                                                 ----------------- ------------------

    Intangible Assets                                                                       12,000             12,000
    Accumulated Amortization                                                               (12,000)           (12,000)
                                                                                 ----------------- ------------------
          Net Intangible Assets                                                                  -                  -
                                                                                 ----------------- ------------------

Total Assets                                                                     $               - $           16,024
                                                                                 ================= ==================

Liabilities:
  Accounts Payable                                                               $           1,340 $            1,930
  Note Payable to Shareholder                                                               55,479             49,915
                                                                                 ----------------- ------------------

Total Liabilities                                                                           56,819             51,845
                                                                                 ----------------- ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 18,962,000 and
    17,442,000 shares at September 30, 2003 and December 31, 2002                           18,962             17,442
  Paid-In Capital                                                                           25,568             27,048
  Deficit Accumulated During the
    Development Stage                                                                     (101,349)           (80,311)
                                                                                 ----------------- ------------------

     Total Stockholders' Equity                                                            (56,819)           (35,821)
                                                                                 ----------------- ------------------

     Total Liabilities and
       Stockholders' Equity                                                      $               - $           16,024
                                                                                 ================= ==================







                 See accompanying notes and accountants' report

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                      Cumulative
                                                                                                        since
                                                                                                      November 6,
                                                                                                         2000
                              For the Three Months Ended          For the Nine Months Ended          Inception of
                                    September 30,                       September 30,                Development
                                2003             2002              2003              2002               Stage
                          ---------------- ----------------- ----------------  -----------------  ------------------
Revenues:                 $              - $               - $              -  $               -  $                -

Expenses:
   General & Admin.                 13,674             3,066           17,204             19,256              91,836
                          ---------------- ----------------- ----------------  -----------------  ------------------

Operating Loss                     (13,674)           (3,066)         (17,204)           (19,256)            (91,836)
                          ---------------- ----------------- ----------------  -----------------  ------------------

Other Expense
  Interest                          (1,323)           (1,208)          (3,834)            (3,036)             (9,513)
                          ---------------- ----------------- ----------------  -----------------  ------------------

  Net Income (Loss)       $        (14,997)$          (4,274)$        (21,038) $         (22,292) $         (101,349)
                          ================ ================= ================  =================  ==================

Basic & Diluted Loss      $              - $               - $              -  $               -
                          ================ ================= ================  =================

Weighted Average
Shares                          18,962,000        17,442,000       18,004,400         17,442,000
                          ================ ================= ================  =================















                 See accompanying notes and accountants' report

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                     For the Nine Months Ended         Inception of
                                                                           September 30,               Development
                                                                      2003              2002              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $         (21,038)$         (22,292)$         (101,349)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                                -             2,750             12,000
   Shares Issued for Services                                                  40                 -                 40

Change in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable                                      (590)              620              1,340
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                   (21,588)          (18,922)           (87,969)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Assets                                                   -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                                       -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares                                                       -                 -             44,395
Increase in Notes Payable                                                   5,564            17,422             55,479
Capital Contributed by Shareholder                                              -                 -                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                                   5,564            17,422             99,969
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                      (16,024)          (13,500)                 -
Cash and Cash Equivalents at Beginning of Period                           16,024            29,524                  -
                                                                ----------------- ----------------- ------------------
Cash and Cash Equivalents at End of Period                      $               - $          16,024 $                -
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $             534 $               - $            1,016
  Franchise and income taxes                                    $               - $               - $                -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                 See accompanying notes and accountants' report

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Fidelis Energy, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


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

Results of Operations

         As the Company is in the developmental stage and has commenced only limited operations, it has yet to realize any revenue. The Company has realized a net loss from operations of $101,349 since inception due primarily to legal and accounting fees necessary to bring the Company through the development stage.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this March 12, 2004

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: March 23, 2004                          By:  /s/    Frank N. Anjakos, III
     ----------------------------                  -----------------------------
                                                Frank N. Anjakos, III
                                                President and Chairman of Board
                                               (Principal Executive Officer)


DATE: March 23, 2004                          By:  /s/    Julianne DeGrendele
     ----------------------------                  -----------------------------
                                                Julianne DeGrendele
                                                Secretary / Treasurer
                                               (Principal Financial Officer)