Form 10KSB
period 2003-12-31
FIDELIS ENERGY INC
filed 2004-03-30
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to ------------.

         Commission file number:  000-33499


                              Fidelis Energy, Inc.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                16-1599721
------------------------------------- ------------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or organization)



                  2980 N. Swan Rd., Suite 207, Tucson, AZ 85712
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (877) 241-6100
                             ----------------------
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

At December 31, 2003, the aggregate market value of all shares of voting stock held by non-affiliates was $224,200. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of March 26, 2004, was as follows: Common Stock $.001 par value, 57,420,000 shares and Preferred Stock $.001 par value, no shares issued.

Total revenues for fiscal year ended December 31, 2002:   $0

At March 26, 2004, the number of shares of common stock outstanding was 57,420,000.

Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company History

         Fidelis Energy Inc. was incorporated under the laws of the State of Nevada on November 6, 2000 and has operated as a development stage company since.

         The Company was originally formed to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company was not successful in its plans and during the 2nd quarter of 2003 changed the business plan.

         The Company has now entered into the oil and gas industry. The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in California, Canada and other promising locales that do not meet the requirements of the larger producers and developers. The Company intends to acquire smaller, underdeveloped producers and/or properties that are generally under control of small family-owned operators who are interested in selling their holdings. Through the use of modern development techniques such as horizontal drilling and 3-D seismic, production from these under developed and under utilized projects, the Company believes a large increase in production could be realized from these projects.

         As of December 31, 2003,  the Company has  commenced  limited  business
operations,   but  has  worked  mostly  on  organizational   and  administrative
functions.

Principal Products and Their Markets

         The Company intends to engage primarily in the business of acquiring and operating, as a working interest partner, smaller oil and gas leases, and exploratory oil and gas wells.

         Normally only those projects that are in close proximity to delivery systems such as pipelines or refineries will be pursued. Whereas there are large oil and gas fields that could be aggressively engaged, the management of the Company believes that the production required to warrant the investment into such capital intensive infrastructures is of greater risk than the Company is willing to bear at present, and the necessary capital for such is currently unavailable to the Company. Hence, in the coming year, the Company will only pursue those projects that can be tied into pipelines or trucked from onsite storage facilities to proximate refineries with minimal costs involved.

         The information to be presented on the Company's website and in its printed materials will present in detail those projects which the Company will be involved in or is negotiating to acquire.

Competition

         There are several direct competitors in the Company's targeted market segments. Most of the Company's competitors are publicly traded companies or subsidiaries of same. Thus, most of the competitors have greater resources than Fidelis and competition for similar or same oil or gas leases could result in our loss of competitive bids for oil and/or gas leases.

Employees

         The Company has commenced only limited operations. Therefore, the Company has 1 full time employee. Other than Frank Anjakos, the Company President, the Company's management and directors provide planning and organizational services for the Company on a part-time basis.

ITEM 2.  DESCRIPTION OF PROPERTY

         The executive offices of the Company are located at 2980 N. Swan Rd., Suite 207, Tucson, AZ 85712. The Company executed a lease for 2,700 square feet of office space at a rate of $18.50 per square foot per year. Due to the current renovation of the space, with an anticipated completion date of May 15, 2004, the Company is not required to make lease payments until May 15th. The telephone number at this address is (877) 241-6100

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At present, the Company's shares are traded on the OTC Bulletin Boards under the symbol FDEI. The Company's stock has only been trading since December 15, 2003 and thus no stock prices are available for comparison.

DIVIDENDS

         The Company has never paid a cash dividend on its Common Stock nor does it anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends on the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

         The number of shareholders of record of the Company's Common Stock as of March 26, 2004 was approximately 145.

RECENT SALES OF UNREGISTERED SECURITIES

         On June 10, 2003, the Company issued 15,200,000 (40,000 pre split) common shares to two people for services.

         On November 17, 2003, the Company repurchased and subsequently canceled 152,000,000 (400,000 pre split) shares of its common stock from the previous president and previous treasurer. Also, on this date the Company approved a 38:1 forward split. All references to common stock reflect the split.

         On December 23, 2003, the Company issued 19,800,000 (1,980,000 pre split) common shares for cash.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and notes thereto.

         As the Company is in the developmental stage and has commenced only limited operations, it has yet to realize any revenue. The Company has realized a net loss from operations of $114,000 since inception due primarily to legal and accounting fees necessary to bring the Company through the development stage.

PLAN OF OPERATIONS

         The Company was originally formed to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company was not successful in its plans and during the 2nd quarter of 2003 changed the business plan.

         The Company has now entered into the oil and gas industry. The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in California, Canada and other promising locales that do not meet the requirements of the larger producers and developers. The Company intends to acquire smaller, underdeveloped producers and/or properties that are generally under control of small family-owned operators who are interested in selling their holdings. Through the use of modern development techniques such as horizontal drilling and 3-D seismic, production from these under developed and under utilized projects, the Company believes a large increase in production could be realized from these projects.

         On November 5, 2003, the Company executed two farm-in leases for the purpose of oil and gas exploration. The subject properties are located in the province of Alberta, Canada and are termed the Buffalo Lake Prospect and the Lake Island Prospect. In February, the Company forfeited the Buffalo Lake lease in return for a farm-in lease on a deep-gas well project termed the "Boyne Lake" field.

LIQUIDITY AND CAPITAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2003 reflects a current asset value of $99,991 and a total asset value of $99,991 compared to a current asset value of $16,024, and a total asset value of $16,024 as of December 31, 2002.

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

RESULTS OF OPERATIONS

         During the year ended December 31, 2003, the Company has engaged in no significant operations other than organizational activities.

         For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses and expenses associated with the oil and gas exploration. The Company anticipates that until it successful in its exploration process, it will not generate revenues other than interest income, and may continue to operate at a loss after successful exploration, depending upon the performance of the property.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

         The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations (Treasury Regulations), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

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


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Name                            Age            Position
----                            ---            ---------
Frank N. Anjakos, III           35             President and Board Chairman
Julianne DeGrendele             49             Secretary, Treasurer and Director
James Marshall                  59             Director

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected or appointed and qualified. Each officer serves at the discretion of the Board of Directors.

Frank N. Anjakos, III.

         Mr. Anjakos received his undergraduate degree in Psychology from Saginaw Valley State University in 1991 and a Juris Doctorate law degree from the University of Arizona, College of Law in 1994. From 1999-2000 he was employed as a City of Tucson prosecutor and from 2002 to 2003 he was a Public Defender for the City of Tucson. Aside from his duties with the Company at present, he is also the Managing Partner of the law firm of Anjakos & Brunner, P.C. located in Tucson, Arizona.

Julianne DeGrendele

         Ms. DeGrendele received her undergraduate degree in Accounting from Portland State University in 1983. Since 1999, in Julianne has worked as a CPA for her accounting firm, Julianne DeGrendele, CPA, P.C. specializing in tax planning, preparation and filings. In addition to her duties as Secretary and Treasurer of the Company, she will continue to work with her firm.

James Marshall

         Mr. Marshall received his undergraduate degree in Finance and Accounting from the University of Detroit in 1968 and since 1999 has worked for his own firm Jim Marshall, CPA, P.C. located in Scottsdale, Arizona. Mr. Marshall has over 20 years of experience in auditing and working with public companies in their accounting procedures.

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

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."


ITEM 10.  EXECUTIVE COMPENSATION

         The Company has not paid, nor does it owe, any compensation to executive officers for the year ended December 31, 2003. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this Form 10-KSB, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 57,420,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2003 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners /           Nature of               Shares
Directors                        Ownership                Owned              Percent
---------------------------------------------------------------------------------------------
Frank N. Anjakos, III                  Direct           1,500,000             2.6%
2980 N. Swan Rd., 207
Tucson, AZ 85749
---------------------------------------------------------------------------------------------
TMC Capital Trust                      Direct          12,400,000              22%
1815 N. Placita Buendia
Tucson, AZ 85749
Daniel Hodges, Trustee
---------------------------------------------------------------------------------------------
SNK Capital Trust                      Direct          12,400,000              22%
Suite 2300, 1066 W. Hastings
St., Vancouver, B.C., Canada V6E
3X2
David Naylor, Trustee
---------------------------------------------------------------------------------------------
Daniel L. Hodges                       Direct           5,000,000             8.7%
1815 N. Placita Buendia
Tucson, AZ 85749
---------------------------------------------------------------------------------------------

All Executive Officers
and Directors as a Group               Direct           1,500,000             2.6%
---------------------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON 8-K

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

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.


(1) Incorporated by reference to the Registrant's registration statement on Form 10-Sb filed on January 14, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

ITEM 15 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:

                    Service                            2003           2002
                    ------------------------------  ------------   ------------
                    Audit Fees                       $   4,920      $   3,230
                    Audit Related Services                    -              -
                    Tax Fees                                  -              -
                    All Other Fees                            -              -
                                                    ------------   ------------
                    Total                            $   4,920      $   3,230
                                                    ============   ============

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: March    30, 2004      By:  /s/    Frank N. Anjakos, III
     --------------------    ---------------------------------------------------
                             Frank N. Anjakos, III
                             President and Chairman of Board
                            (Principal Executive Officer)


DATE: March   30, 2004       By:  /s/    Julianne DeGrendele
     --------------------    ---------------------------------------------------
                             Julianne DeGrendele
                             Secretary / Treasurer
                             (Principal Financial Officer)

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                           DECEMBER 31, 2003 and 2002

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheet
  December 31, 2003 and 2002...............................................................................F - 3

Statement of Operations for the
  Years Ended December 31, 2003 and 2002...................................................................F - 4

Statement of Stockholders' Equity
  Since November 6, 2000 (Inception) to December 31, 2003 .................................................F - 5

Statement of Cash Flows for the
  Years Ended December 31, 2003 and 2002...................................................................F - 8

Notes to Financial Statements..............................................................................F - 9

                          INDEPENDENT AUDITOR'S REPORT


Fidelis Energy, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheet of Fidelis Energy, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations and cash flows for the years ended and the cumulative since November 6, 2000 (inception) to December 31, 2003, and the statement of stockholders' equity since November 6, 2000 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelis Energy, Inc. (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and December 31, 2002 and the cumulative since November 6, 2000 (inception of development stage) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 30, 2004

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                                          December 31,
                                                                                     2003               2002
                                                                              ------------------ ------------------

Assets:
    Current Assets - Cash                                                     $           99,991 $           16,024
                                                                              ------------------ ------------------

    Intangible Assets                                                                          -             12,000
    Accumulated Amortization                                                                   -            (12,000)
                                                                              ------------------ ------------------
          Net Intangible Assets                                                                -                  -
                                                                              ------------------ ------------------

Total Assets                                                                  $           99,991 $           16,024
                                                                              ================== ==================

Liabilities:
  Accounts Payable                                                            $           12,543 $            1,930
  Note Payable                                                                           151,072                  -
  Note Payable to Shareholder                                                              3,256             49,915
                                                                              ------------------ ------------------

Total Liabilities                                                                        166,871             51,845
                                                                              ------------------ ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 57,420,000 and
    174,420,000 shares at December 31, 2003 and 2002                                      57,420            174,420
  Paid-In Capital                                                                         80,200              7,175
  Retained Deficit                                                                       (90,452)          (137,105)
  Deficit Accumulated During the
    Development Stage                                                                   (114,048)           (80,311)
                                                                              ------------------ ------------------

     Total Stockholders' Equity                                                          (66,880)           (35,821)
                                                                              ------------------ ------------------

     Total Liabilities and
       Stockholders' Equity                                                   $           99,991 $           16,024
                                                                              ================== ==================



   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      November 6,
                                                                                                        2000
                                                                    For the Year Ended              Inception of
                                                                       December 31,                 Development
                                                                  2003              2002               Stage
                                                            ----------------  -----------------  ------------------
Revenues:                                                   $              -  $               -  $                -

Expenses:
   General & Administrative                                           28,801             29,566             103,433
                                                            ----------------  -----------------  ------------------

Operating Loss                                                       (28,801)           (29,566)           (103,433)
                                                            ----------------  -----------------  ------------------

Other Expense
  Interest                                                            (4,936)            (4,263)            (10,615)
                                                            ----------------  -----------------  ------------------

  Net Income (Loss)                                         $        (33,737) $         (33,829) $         (114,048)
                                                            ================  =================  ==================

Basic & Diluted Loss                                        $              -  $              -
                                                            ================  =================


Weighted Average Shares                                          165,286,000        174,420,000
                                                            ================  =================













   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2003

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                                         Since
                                                                                                        November
                                                                                                         6, 2000
                                                                                                      Inception of
                                     Common Stock                         Paid-In        Retained      Development
                                 Shares      Par Value   To Be Issued     Capital        Deficit         Stage
                              -----------   -----------   -----------   -----------    -----------    -----------
Balance at November 6, 2000
(Inception)                          --     $      --     $      --     $      --      $      --      $      --

November 6, 2000 Issuance
of Stock for Services and
Payment of Accounts Payable       400,000           400          --          14,495           --             --

Net Loss                             --            --            --            --             --          (14,883)
                              -----------   -----------   -----------   -----------    -----------    -----------

Balance December 31, 2000
as Originally Reported            400,000           400          --          14,495           --          (14,883)

November 17, 2003, 38:1
Forward Stock Split            14,800,000        14,800          --         (14,495)          (305)          --

March 15, 2004, 10:1
Forward Stock Split           136,800,000       136,800          --            --         (136,800)          --
                              -----------   -----------   -----------   -----------    -----------    -----------

                                     F - 5

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2003
                                   (Continued)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                                         Since
                                                                                                        November
                                                                                                         6, 2000
                                                                                                      Inception of
                                     Common Stock                         Paid-In        Retained      Development
                                 Shares      Par Value   To Be Issued     Capital        Deficit         Stage
                              -----------   -----------   -----------   -----------    -----------    -----------
Restated Balance at December
31, 2000                      152,000,000   $   152,000   $      --     $      --      $  (137,105)   $   (14,883)

Cash received for shares not
yet Issued at $.50 per share   22,420,000          --          22,420         7,080           --             --

Contributed Capital                  --            --            --              95           --             --

Net Loss                             --            --            --            --             --          (31,599)
                              -----------   -----------   -----------   -----------    -----------    -----------

Balance December 31, 2001     174,420,000       152,000        22,420         7,175       (137,105)       (46,482)

Shares Issued                        --          22,420       (22,420)         --             --             --

Net Loss                             --            --            --            --             --          (33,829)
                              -----------   -----------   -----------   -----------    -----------    -----------


                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2003
                                   (Continued)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                                         Since
                                                                                                        November
                                                                                                         6, 2000
                                                                                                      Inception of
                                     Common Stock                         Paid-In        Retained      Development
                                 Shares      Par Value   To Be Issued     Capital        Deficit         Stage
                              -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2002  174,420,000   $   174,420   $      --     $     7,175    $  (137,105)   $   (80,311)

June 10, 2003, Shares Issued
for Services                   15,200,000        15,200          --          (7,175)        (7,985)          --

November 17, 2003, Shares
Repurchased                   (152,000,000)    (152,000)         --            --           54,638           --

December 23, 2003, Shares
Issued for Cash                19,800,000        19,800          --          80,200           --             --

Net Loss                             --            --            --            --             --          (33,737)
                              -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2003   57,420,000   $    57,420   $      --     $    80,200    $   (90,452)   $  (114,048)
                              ===========   ===========   ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                        For the Year Ended             Inception of
                                                                           December 31,                Development
                                                                      2003              2002              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $         (33,737)$         (33,829)$         (114,048)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                                -            12,000             12,000
   Shares Issued for Services                                                  40                 -                 40

Change in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable                                    10,613             1,680             12,543
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                   (23,084)          (20,149)           (89,465)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Assets                                                   -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                                       -           (12,000)           (12,000)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares for Cash                                        100,000                 -            144,395
Purchase of Treasury Stock                                                (97,362)                -            (97,362)
Increase in Notes Payable                                                 104,413            18,649            154,328
Capital Contributed by Shareholder                                              -                 -                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                                 107,051            18,649            201,456
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                       83,967           (13,500)            99,991
Cash and Cash Equivalents at Beginning of Period                           16,024            29,524                  -
                                                                ----------------- ----------------- ------------------
Cash and Cash Equivalents at End of Period                                 99,991 $          16,024             99,991
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $               - $             482 $            1,016
  Franchise and income taxes                                    $               - $               - $                -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the December 31, 2003 presentation.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2003 and 2002.

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

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $114,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of December 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4.00 to 10 percent. As of December 31, 2003 and December 31, 2002, the Company owed $3,256 and $49,915, respectively, relating to these notes.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - SHORT-TERM NOTE PAYABLE

         On November 17, 2003, the Company repurchased 152,000,000 (400,000 pre split) shares of its commons stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. As of December 31, 2003 and 2002, the Company owes $151,072 and $0 on this loan.

NOTE 7 - COMMON STOCK

         On June 10, 2003, the Company issued 15,200,000 (40,000 pre split) common shares to two people for services.

         On November 17, 2003, the Company repurchased and subsequently canceled 152,000,000 (400,000 pre split) shares of its common stock from the previous president and treasurer. Also, on this date the Company approved a 38:1 forward split. All references to common stock reflect the split.

         On December 23, 2003, the Company issued 19,800,000 (1,980,000 pre split) common shares for cash.

NOTE 8- SUBSEQUENT EVENTS

         On March 5, 2004, the Company approved a 1 to10 forward stock split. All references to common stock reflect the split.