Form 10QSB
period 2004-03-31
FIDELIS ENERGY INC
filed 2004-05-17
CIK 1157723

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004.

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

                  2920 N. Swan Rd., Suite 207, Tucson, AZ 85712
                    (Address of principal executive offices)

                                 (877) 241-6100
                            Issuer's telephone number




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2004 66,220,000


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I
Item 1.  Financial Statements

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
     Cash                                                                    $            1,486  $           99,991
                                                                             ------------------  ------------------
          Current Assets                                                                  1,486              99,991
                                                                             ------------------  ------------------

Fixed Assets:
     Office Equipment                                                                     3,488                   -
     Leasehold Improvement                                                               41,893                   -
     Less: Accumulated Depreciation                                                         (58)                  -
                                                                             ------------------  ------------------
          Total Fixed Assets                                                             45,323                   -
                                                                             ------------------  ------------------

Other Assets:
     Deposit                                                                              9,580                   -
                                                                             ------------------  ------------------
          Total Other Assets                                                              9,580                   -
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $           56,389  $           99,991
                                                                             ==================  ==================

LIABILITIES
Current Liabilities:
     Accounts Payable                                                        $           37,827  $           12,543
     Accrued Expense                                                                      2,873                   -
     Note Payable                                                                        82,454             151,072
     Note Payable to Shareholder                                                          2,901               3,256
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       126,055             166,871
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
     Common Stock, Par value $.001
     Authorized 100,000,000 shares, Issued 66,220,000 and
     57,420,000 shares at March 31, 2004 and December 31, 2003                           66,220              57,420
     Paid-In Capital                                                                    159,400              80,200
     Retained Deficit                                                                   (90,452)            (90,452)
     Deficit Accumulated During the Exploration State                                  (204,834)           (114,048)
                                                                             ------------------  ------------------

TOTAL STOCKHOLDERS' EQUITY                                                              (69,666)            (66,880)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $           56,389  $           99,991
                                                                             ==================  ==================

                             See accompanying notes

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                     November 6,
                                                                                                        2000
                                                                For the Three Months Ended          Inception of
                                                                         March 31,                  Exploration
                                                                  2004              2003               State
                                                            ----------------  -----------------  ------------------
Revenues:                                                   $              -  $               -  $                -

Expenses:
   Oil and Gas Exploration Costs                                      44,619                  -              44,619
   General & Administrative                                           17,699                  -             121,132
   Consulting                                                         17,056                  -              17,056
   Salaries                                                           10,000                  -              10,000
                                                            ----------------  -----------------  ------------------

Operating Loss                                                       (89,374)                 -            (192,807)
                                                            ----------------  -----------------  ------------------

Other Expense
  Interest                                                            (1,412)            (1,237)            (12,027)
                                                            ----------------  -----------------  ------------------

  Net Income (Loss)                                         $        (90,786) $          (1,237) $         (204,834)
                                                            ================  =================  ==================

Basic & Diluted Loss                                        $              -  $               -
                                                            ================  =================


Weighted Average Shares                                           63,712,000        174,420,000
                                                            ================  =================












                             See accompanying notes

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                           Since
                                                                                                          November
                                                                                                          6, 2000
                                                                    For the Three Months Ended          Inception of
                                                                            March 31,                   Exploration
                                                                     2004               2003               State
                                                               -----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $         (90,786) $          (1,237) $         (204,834)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                              58                  -              12,058
   Shares Issued for Services                                                  -                  -                  40

Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits                                           (9,580)                 -              (9,580)
Increase (Decrease) in Accounts Payable                                   25,284             (1,930)             37,827
Increase (Decrease) in Accrued Expenses                                    2,873                  -               2,873
                                                               -----------------  -----------------  ------------------

  Net Cash Used in Operating Activities                                  (72,151)            (3,167)           (161,616)
                                                               -----------------  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment                                              (3,488)                 -              (3,488)
Payment for Leasehold Improvements                                       (41,893)                 -             (41,893)
Purchase of Intangible Assets                                                  -                  -             (12,000)
                                                               -----------------  -----------------  ------------------

Net Cash Used by Investing Activities                                    (45,381)                 -             (57,381)
                                                               -----------------  -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares for Cash                                        88,000                  -             232,395
Purchase of Treasury Stock                                                     -                  -             (97,362)
Payment of Notes Payable                                                 (70,385)                               (70,385)
Proceeds from Notes Payable                                                1,412                167             155,740
Capital Contributed by Shareholder                                             -                  -                  95
                                                               -----------------  -----------------  ------------------

Net Cash Provided by Financing Activities                                 19,027                167             220,483
                                                               -----------------  -----------------  ------------------

Net (Decrease) Increase in Cash                                          (98,505)            (3,000)              1,486
Cash at Beginning of Period                                               99,991             16,024                   -
                                                               -----------------  -----------------  ------------------

Cash at End of Period                                          $           1,486  $          13,024  $            1,486
                                                               =================  =================  ==================

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                           Since
                                                                                                          November
                                                                                                          6, 2000
                                                                    For the Three Months Ended          Inception of
                                                                            March 31,                   Exploration
                                                                     2004               2003               State
                                                               -----------------  -----------------  ------------------

Cash paid during the year for:
  Interest                                                     $             323  $             534  $            1,339
  Franchise and income taxes                                   $               -  $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


























                             See accompanying notes

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Fidelis Energy is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2004, and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $204,834 for the period from November 6, 2000 (inception) to March 31, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

         The  Company's  future  capital  requirements  will  depend on numerous
factors  including,   but  not  limited  to,  acquiring   interests  in  various
exploration opportunities and the success of its current mining operations.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 6, 2000. Since November 6, 2000, the Company is in the development stage, and has not commenced planned principal operations. On June 10, 2003, the Company changed its name to Eagle Star Energy, Inc. to reflect the current direction of the company. On February 24, 2004, the Company changed its name to Fidelis Energy, Inc. The Company operated as a development stage company until the first quarter of 2004, when it began exploration for oil and gas.

Nature of Business

         The Company was originally formed to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company was not successful in its plans and during the 2nd quarter of 2003 changed the business plan.

         The Company is in the exploration state of the oil and gas industry. The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in California and Canada that do not meet the requirements of the larger producers and developers. The Company intends to acquire smaller, underdeveloped producers generally under control of small family-owned operators who are interested in selling out.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the March 31, 2004 presentation.

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

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effect of common stock equivalent shares would be anti-dilutive and thus are not shown.

Stock Options

         The Company has adopted SFAS No. 123, "Stock Option and Purchase Plans", which establishes standards for reporting compensation expense for stock options that have been issued. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non- employee.

Depreciation

         Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


                     Asset                              Rate
------------------------------------------------  -----------------

Office equipment                                            5 years
Leasehold improvements                                Term of lease

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Oil and Gas Producing Activities

         The Company is in the exploration state and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas properties. The Company uses the successful efforts method of accounting for these activities. Under this method of accounting, geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets. Costs incurred to drill exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves. Costs incurred to acquire properties and drill development wells, development-type stratigraphic test wells, successful exploratory wells, and successful exploratory-type stratigraphic wells are capitalized. Capitalized costs of wells and related equipment will be amortized, depleted, or depreciated using the units-of-production method. Costs of unproved properties will be assessed periodically to determine if an impairment loss should be recognized.

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

NOTE 3 - EXPLORATION STATE COMPANY/ GOING CONCERN

         The Company has not begun principal operations and as is common with a company in the exploration state, the Company has had recurring losses. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         On January 22, 2004, the Company entered into a lease for office space. The rental charges are approximately $4,300 per month commencing May 1, 2004. The lease expires April 30, 2008.

         The minimum future lease payments under this leases for the next five years are:


Ending December 31,
2004                                                         $          34,028
2005                                                                    52,053
2006                                                                    53,620
2007                                                                    55,233
2008                                                                    18,591
                                                             -----------------
Total Minimum Lease Payments                                 $         213,525
                                                             =================

         The leases generally provides that insurance, maintenance, utilities and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4.00 to 10 percent. As of March 31, 2004 and December 31, 2003, the Company owed $2,901 and $3,256, respectively, relating to these notes.

NOTE 6 - SHORT-TERM NOTE PAYABLE

         On November 17, 2003, the Company repurchased 152,000,000 (400,000 pre split) shares of its commons stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. As of March 31, 2004 and December 31, 2003, the Company owes $82,454 and $151,072 on this loan.

NOTE 7 - COMMON STOCK

         On June 10, 2003, the Company issued 15,200,000 (40,000 pre split) common shares to two people for services.

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - COMMON STOCK (Continued)

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

         On January 26, 2004, the Company issued 8,800,000 (880,000 pre split) common shares for cash.

NOTE 8 - STOCK OPTIONS

         Pursuant to a 2004 Stock Option and Compensation Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 or as non-qualified stock options. The Plan is administered by the Board of Directors ("Board"), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof.

         In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Board, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Board, with monies borrowed from us.

         Subject to the foregoing, the Board has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Board may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee's option as the Board shall deem advisable.

         On March 17, 2004, the Board of Directors approved a stock option plan whereby 4,000,000 common shares have been set aside for employees, officers, directors and third party service providers to be distributed at the discretion of the Board of Directors. As of March 31, 2004, 750,000 options have been granted to the three officers/directors of the Company for an exercise price of $0.10 per share, increasing annually at 6% per annum from the grant date of March 17, 2004. The term of the options is 10 years. No compensation expense was recorded because the Company feels that the exercise price was equal to the fair value of the stock on the grant date.

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - STOCK OPTIONS (Continued)

         The following table sets forth the options and warrants outstanding as of March 31, 2004 and December 31, 2003:

                                                                                      March 31,              December 31,
                                                                                         2004                    2003
                                                                                  ------------------     --------------------
Options Outstanding, Beginning of year                                                             -                        -
         Granted                                                                             750,000                        -
         Expired                                                                                   -                        -
         Exercised                                                                                 -                        -
                                                                                  ------------------     --------------------
Options Outstanding, End of year                                                             750,000                        -
                                                                                  ==================     ====================

Exercise price for options outstanding, end of year                                     $0.10                               -
                                                                                  ==================     ====================

NOTE 9 - OIL AND GAS ACTIVITIES

         As of March 31, 2004, the Company does not have any proven oil or gas reserves and thus has not realized any revenue from its planned operations.

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

         On March 16, 2004, the Company entered into a purchase agreement for participation and acquisition of a working interest in the Commanche Point Producing Company, Tejon Lease. As compensation for its right, title and interest in the property, the Company shall pay $250,000 by April 1, 2004 or no less than 10 business prior to the close of the Property, whichever is sooner.

         As of March 31, 2004, $44,619 has been expensed in connection with the exploration of these properties.

NOTE 9 - SUBSEQUENT EVENTS

         On March 17, 2004, the Company authorized 250,000 shares of common stock to be issued to each of its three directors for services to be rendered. As of March 31, 2004, these shares have not been issued.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

Plan of Operation

         The Company was originally formed to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company was not successful in its plans and during the 2nd quarter of 2003 changed the business plan.

         The Company is an exploration state company in the oil and gas industry. The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in California and Canada that do not meet the requirements of the larger producers and developers. The Company intends to acquire smaller, underdeveloped producers generally under control of small family-owned operators who are interested in selling out. Through the use of modern development techniques such as horizontal drilling and 3-D seismic, production from these under developed and under utilized projects can be greatly increased. The Company plans to acquire projects following due diligence necessary to fully evaluate the projects potential.

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

         On March 16, 2003, the Company entered into a purchase agreement for participation and acquisition of a working interest in the Commanche Point Producing Company, Tejon Lease for lands in Sections 28,29,32 and 33, R18W, S.B.B. $ M., Kern County, California.

Results of Operations

         As the Company is in the exploration state and has commenced only limited operations, it has yet to realize any revenue. The Company has realized a net loss from operations of $204,834 since inception due primarily to legal and accounting fees necessary to bring the Company through the development stage.

         The Company had no selling and marketing expenses from continuing operations for the three months ended March 31, 2004 and 2003. Gas and Oil Exploration Costs were $44,619 for the three months ended March 31, 2004 and $0 for the three months ended March 31, 2003. These expenses include costs paid for acquiring mineral rights and exploration costs related to these rights. General and administrative expenses were $44,755, which consisted mainly of officer wages and consulting expense, for the three months ended March 31, 2004 and $0 for the three months ended March 31, 2003. The increased is attributable to the fact that the Company was pretty much dormant in 2003 and during 2004 the Company started its exploration of oil and gas properties.

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

         The Company recorded a net loss from operations of $90,786 for the three months ended March 31, 2004 compared to a net loss of $1,237 for the same period in 2003. Increase in the net loss is attributable to the execution of the Property Option Agreements, which up until that point we had limited operations.

Employees

         As of March 31, 2004, the Company had two employees, the President and Secretary/Treasurer.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

On January 26, 2004, the Company issued 8,800,000 (880,000 pre split) common shares for cash.

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

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

                  A Current report was filed on March 5, 2004 under Item 5 and 6, to announce a 10:1 stock split and to also announce the resignation of the officers and directors and to announce the appointment of the new officers and directors.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 14, 2004

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: May 14, 2004                             By:  /s/    Frank N. Anjakos, III
     --------------------------                ---------------------------------
                                               Frank N. Anjakos, III
                                               President and Chairman of Board
                                              (Principal Executive Officer)


DATE: May 14, 2004                             By:  /s/    Julianne DeGrendele
     --------------------------                ---------------------------------
                                               Julianne DeGrendele
                                               Secretary / Treasurer
                                              (Principal Financial Officer)