Form 10QSB
period 2004-06-30
FIDELIS ENERGY INC
filed 2004-09-01
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
     Cash                                                                    $            2,207  $           99,991
     Accounts Receivable                                                                  2,577                   -
                                                                             ------------------  ------------------
          Current Assets                                                                  4,784              99,991
                                                                             ------------------  ------------------

Fixed Assets:
     Office Equipment                                                                     5,659                   -
     Leasehold Improvement                                                               61,893                   -
     Oil & Gas Leases                                                                   505,000
     Less: Accumulated Depreciation                                                        (305)                  -
                                                                             ------------------  ------------------
          Total Fixed Assets                                                            572,247                   -
                                                                             ------------------  ------------------

Other Assets:
     Deposit                                                                              4,603                   -
                                                                             ------------------  ------------------
          Total Other Assets                                                              4,603                   -
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $          581,634  $           99,991
                                                                             ==================  ==================

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
     Accounts Payable                                                        $          105,188  $           12,543
     Accrued Expense                                                                     22,568                   -
     Note Payable                                                                       392,371             151,072
     Related Party Note Payable                                                         106,534                   -
     Note Payable to Shareholder                                                          2,901               3,256
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       629,562             166,871
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
     Common Stock, Par value $.001
     Authorized 100,000,000 shares, Issued 56,338,000 and
     57,420,000 shares at June 30, 2004 and December 31, 2003                            56,338              57,420
     Paid-In Capital                                                                    984,421              80,200
     Common Stock to be Issued,  861,000 and 0                                              861                   -
     Retained Deficit                                                                   (90,452)            (90,452)
     Deficit Accumulated During the Development Stage                                  (999,096)           (114,048)
                                                                             ------------------  ------------------

TOTAL STOCKHOLDERS' EQUITY                                                              (47,928)            (66,880)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          581,634  $           99,991
                                                                             ==================  ==================














                             See accompanying notes

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                           Cumulative
                                                                                                             since
                                                                                                           November 6,
                                                                                                              2000
                                    For the Three Months Ended           For the Six Months Ended         Inception of
                                             June 30,                            June 30,                 Development
                                      2004              2003              2004             2003              Stage
                                ----------------- -----------------  --------------- -----------------  ----------------
Revenues:                       $           2,577 $               -  $         2,577 $               -  $          2,577

Expenses:
   Exploration Costs                      611,000                 -          655,619                 -           655,619
   Selling & Marketing                     29,665                 -           29,665                 -            29,665
   General & Admin.                        17,222             3,530           31,921             3,530           135,354
   Consulting                              31,500                 -           48,556                 -            48,556
   Salaries & Director Fees               101,000                 -          114,000                 -           114,000
                                ----------------- -----------------  --------------- -----------------  ----------------

Operating Loss                           (787,810)           (3,530)        (877,184)           (3,530)         (980,617)
                                ----------------- -----------------  --------------- -----------------  ----------------

Other Expense
  Interest                                 (6,034)           (1,275)          (7,864)           (2,512)          (18,479)
                                ----------------- -----------------  --------------- -----------------  ----------------

  Net Income (Loss)             $        (793,844)$          (4,805) $      (885,048)$          (6,042) $       (999,096)
                                ================= =================  =============== =================  ================

Basic & Diluted Loss            $          (0.02) $               -  $        (0.02) $               -
                                ================= =================  =============== =================


Weighted Average Shares                56,450,620     6,674,168,000       58,111,400     6,651,064,000
                                ================= =================  =============== =================












                             See accompanying notes

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                           Since
                                                                                                          November
                                                                                                          6, 2000
                                                                     For the Six Months Ended           Inception of
                                                                             June 30,                   Development
                                                                     2004               2003               Stage
                                                               -----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $        (885,048) $          (6,042) $         (999,096)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                             305                  -              12,305
   Shares Issued for Services                                             60,000                 40              60,040

Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                                (2,577)                 -              (2,577)
(Increase) Decrease in Deposits                                           (4,603)                 -              (4,603)
Increase (Decrease) in Accounts Payable                                   92,645             (1,240)            105,188
Increase (Decrease) in Accrued Expenses                                   29,019                  -              29,019
                                                               -----------------  -----------------  ------------------

  Net Cash Used in Operating Activities                                 (710,259)            (7,242)           (799,724)
                                                               -----------------  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment                                              (5,659)                 -              (5,659)
Payment for Leasehold Improvements                                       (61,893)                 -             (61,893)
Purchase of Oil & Gas Leases                                            (505,000)                              (505,000)
Purchase of Intangible Assets                                                  -                  -             (12,000)
                                                               -----------------  -----------------  ------------------

Net Cash Used by Investing Activities                                   (572,552)                 -            (584,552)
                                                               -----------------  -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares for Cash                                       949,000                  -           1,093,395
Purchase of Treasury Stock                                                     -                  -             (97,362)
Payment of Notes Payable                                                 (70,385)                 -             (70,385)
Proceeds from Notes Payable                                              306,412              4,242             460,740
Capital Contributed by Shareholder                                             -                  -                  95
                                                               -----------------  -----------------  ------------------

Net Cash Provided by Financing Activities                              1,185,027              4,242           1,386,483
                                                               -----------------  -----------------  ------------------

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                           Since
                                                                                                          November
                                                                                                          6, 2000
                                                                     For the Six Months Ended           Inception of
                                                                             June 30                    Development
                                                                     2004               2003               Stage
                                                               -----------------  -----------------  ------------------


Net (Decrease) Increase in Cash                                $         (97,784) $          (3,000) $            2,207
Cash at Beginning of Period                                               99,991             16,024                   -
                                                               -----------------  -----------------  ------------------

Cash at End of Period                                          $           2,207  $          13,024  $            2,207
                                                               =================  =================  ==================

Cash paid during the year for:
  Interest                                                     $             323  $             534  $            1,339
  Franchise and income taxes                                   $               -  $               -  $                -

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

Interim Reporting

         The unaudited financial statements as of June 30, 2004, and for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $999,096 for the period from November 6, 2000 (inception) to June 30, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 6, 2000. Since November 6, 2000, the Company is in the development stage, and has not commenced planned principal operations. On June 10, 2003, the Company changed its name to Eagle Star Energy, Inc. to reflect the current direction of the company. On February 24, 2004, the Company changed its name to Fidelis Energy, Inc. The Company operated as a development stage company until the first quarter of 2004, when it began exploration for oil and gas. During the second quarter of 2004, the Company was acquired a proven well and began the extraction process. At this time, the Company entered the development stage.

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

Reclassification

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the June 30, 2004 presentation.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

         The Company has begun principal operations and as is common with a company in the development stage of oil and gas extraction, the Company has had recurring losses. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year

NOTE 4 - COMMITMENTS

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

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4 to 10 percent. As of June 30, 2004 and December 31, 2003, the Company owed $2,901 and $3,256, respectively, relating to these notes.

NOTE 6 - SHORT-TERM NOTE PAYABLE

         On November 17, 2003, the Company repurchased 152,000,000 (400,000 pre split) shares of its commons stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. As of June 30, 2004 and December 31, 2003, the Company owes $84,825 and $151,072 on this loan.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - SHORT-TERM NOTE PAYABLE (Continued)

         On April 2, 2004, the Company borrowed $305,000 from a third party. The loan is due April 2, 2005 and bears interest of 5 percent. As of June 30, 2004, the Company owes $307,546.

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

         On April 1, 2004, the Company issued 750,000 shares of common stock to its three directors for services rendered. As a result of this issuance, $60,000 in compensation expense was recorded.

         On June 22, 2004, 132,000 were returned to treasury for cancellation.

NOTE 9 - STOCK OPTIONS

         Pursuant to a 2004 Stock Option and Compensation Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 or as non-qualified stock options. The Plan is administered

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - STOCK OPTIONS (Continued)

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

         The following table sets forth the options and warrants outstanding as of June 30, 2004 and December 31, 2003:

                                                                                       June 30,              December 31,
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
                                                                                  ==================     ====================

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 - OIL AND GAS ACTIVITIES (Continued)

         As of June 30, 2004, the Company has earned $2,577 from its proven reserves in the Comanche Point property.

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

         On March 16, 2004, the Company entered into a purchase agreement for participation and acquisition of a 80 percent working interest in the Commanche Point Producing Company, Tejon Lease. As compensation for its right, title and interest in the property, the Company paid $305,000 for acquisition rights and additional $200,000 to be used as working capital. As this is a proven property, the $505,000 has been capitalized.

         As of June 30, 2004, $655,619 has been expensed in connection with the exploration of unproven properties.

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

         The Company is a development stage company in the oil and gas industry. The Company's primary objective is to identify, acquire and develop ownership or working interest percentages in smaller, underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers. The Company has acquired a working interest in the Comanche Point Oil Field lease and a working interest in the Franklin Natural Gas Field, both located in the State of California. Through the use of modern development techniques such as horizontal drilling and 3-D seismic, it is postulated that production from these under developed and under utilized projects as well as others that the Company is actively pursuing, can be greatly increased. The Company plans to acquire projects following due diligence necessary to fully evaluate the projects potential.

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

         On April 15, 2004, the Company closed escrow on the purchase agreement for acquisition of a 80% working interest in the Comanche Point Producing Company, Tejon Lease for lands in Sections 28,29,32 and 33, R18W, S.B.B., Kern County, California. The Company paid $305,000 in connection with the purchase and an additional $200,000 to begin the cleanup and redevelopment of the project. These funds were received in the form of a $305,000 loan bearing 5% interest, payable on April 2, 2005, and $200,000 in the form of an equity offering that had not closed as of the quarter ended June 30th.




Results of Operations

         As the Company is in the development stage on Comanche Point and has commenced only limited operations, it has yet to realize any revenue from new drilling. The Company has realized a net loss from operations of $1,028,014 since inception due primarily to development and exploration fees necessary to bring the Company through the development stage.

         The Company had $29,655 and $29,655 in selling and marketing expenses from continuing operations for the three and six months ended June 2004 and $0 and $0 for the same periods in 2003. Gas and Oil Exploration Costs were $611,000 and $655,619 for the three and six months ended June 30, 2004 and $0 and $0 for the three and six months ended June 30, 2003. These expenses include costs paid for acquiring mineral rights and exploration costs related to these rights. General and administrative expenses were $149,722 and $194,477, which consisted mainly of officer wages, director fees, overhead, and consulting expense, for the three and six months ended June 30, 2004 and $3,530 and $3,530 for the three and six months ended June 30, 2003. The increase is attributable to the fact that the Company was mostly dormant in 2003, and during 2004 the Company began its operations and exploration program.

Liquidity and Capital Resources

         Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company has been provided by private, unaffiliated investors, the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In summary, there has been, and will continue to be, an absence of liquidity and capital resources to operate the Company self-sufficiently until an offering of the Company's stock can be made to provide the necessary cash for operations, or the income from the Company's projects has begun, which is postulated to be in the fourth quarter of 2004. The current cash position of the Company is insufficient to provide for the needs of the Company. Therefore, management of the Company has committed to providing the necessary funding for the Company until the Company can generate ample revenues to offset the expenses or until an appropriate offering of the Company's capital stock or via third party bridge loans can be made to raise cash.

         The Company recorded a net loss from operations of $793,844 and $885,048 for the three and six months ended June 30, 2004 compared to a net loss of $4,805 and $6,042 for the same periods in 2003. Increase in the net loss is attributable to the increase in the development tempo of the Company which includes additional salary expense, travel, public relations and contract execution.

Employees

         As of June 30, 2004, the Company had two employees, the President and Secretary/Treasurer.




ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

On April 1, 2004, the Company issued 750,000 shares of common stock to its three directors for services rendered. As a result of this issuance, $60,000 in compensation expense was recorded.

On June 22, 2004, 132,000 were returned to treasury for cancellation.


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

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st Day of August, 2004

Fidelis Energy, Inc.
(Registrant)


DATE: August 31, 2004                       By:  /s/    Frank N. Anjakos, III
     -----------------------------              --------------------------------
                                                Frank N. Anjakos, III
                                                President and Chairman of Board
                                                (Principal Executive Officer)


DATE: August 31, 2004                       By:  /s/    Julianne DeGrendele
     -----------------------------              --------------------------------
                                                Julianne DeGrendele
                                                Secretary / Treasurer
                                                (Principal Financial Officer)