Form 10QSB
period 2004-09-30
FIDELIS ENERGY INC
filed 2004-11-12
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

                                 (877) 241-6100
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: SEPTEMBER 30, 2004 56,338,000
------------------------------------

         TRANSITIONAL  SMALL BUSINESS  DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
     Cash                                                                    $           23,844  $           99,991
     Accounts Receivable                                                                  6,846                   -
                                                                             ------------------  ------------------
          Current Assets                                                                 30,690              99,991
                                                                             ------------------  ------------------

Oil and Gas Properties, Using Successful Efforts Method
     Oil & Gas Leases                                                                   505,000                   -
     Oil & Gas Exploration Costs                                                        765,145                   -
                                                                             ------------------  ------------------
                                                                                      1,270,145                   -
                                                                             ------------------  ------------------

Other Property and Equipment
     Furniture & Fixtures                                                                18,793                   -
     Office Equipment                                                                    13,005                   -
     Leasehold Improvement                                                               55,865                   -
     Less: Accumulated Depreciation                                                      (1,317)                  -
                                                                             ------------------  ------------------
          Total Property & Equipment, Net of Depreciation                                86,346                   -
                                                                             ------------------  ------------------

Other Assets:
     Deposit                                                                              5,173                   -
                                                                             ------------------  ------------------
          Total Other Assets                                                              5,173                   -
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $        1,392,354  $           99,991
                                                                             ==================  ==================

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
     Accounts Payable                                                        $           88,521  $           12,543
     Accrued Expense                                                                     42,550                   -
     Note Payable                                                                       397,561             151,072
     Related Party Note Payable                                                         107,661                   -
     Note Payable to Shareholder                                                          2,901               3,256
                                                                             ------------------  ------------------
          Total Current Liabitlies                                                      639,194             166,871
                                                                             ------------------  ------------------

Non-Current Liabilities
     Convertible Debenture Credit Line                                                1,122,250                   -
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                     1,761,444             166,871
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
     Common Stock, Par value $.001
     Authorized 100,000,000 shares, Issued 56,338,000 and
     57,420,000 shares at September 30, 2004 and
     December 31, 2003                                                                   56,338              57,420
     Paid-In Capital                                                                    163,782              80,200
     Common Stock to be Issued, 500,000 and 0                                               500                   -
     Retained Deficit                                                                   (90,452)            (90,452)
     Deficit Accumulated During the Development Stage                                  (499,258)           (114,048)
                                                                             ------------------  ------------------

TOTAL STOCKHOLDERS' EQUITY                                                             (369,090)            (66,880)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        1,392,354  $           99,991
                                                                             ==================  ==================









                             See accompanying notes

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           Cumulative
                                                                                                             since
                                                                                                           November 6,
                                                                                                              2000
                                    For the Three Months Ended           For the Nine Months Ended        Inception of
                                           September 30,                       September 30,              Development
                                      2004              2003              2004             2003              Stage
                                ----------------- -----------------  --------------- -----------------  ----------------
Revenues:                       $           9,869 $               -  $        12,446 $               -  $         12,446

Expenses:
   Selling & Marketing                     19,014                 -           48,679                 -            48,679
   General & Admin.                        19,819            13,674           51,740            17,204           155,173
   Consulting                              30,000                 -           78,556                 -            78,556
   Salaries & Director Fees                50,500                 -          204,500                 -           204,500
                                ----------------- -----------------  --------------- -----------------  ----------------

Operating Loss                           (109,464)          (13,674)        (371,029)          (17,204)         (474,462)
                                ----------------- -----------------  --------------- -----------------  ----------------

Other Expense
  Interest                                 (6,317)           (1,323)         (14,181)           (3,834)          (24,796)
                                ----------------- -----------------  --------------- -----------------  ----------------

  Net Income (Loss)             $        (115,781)$         (14,997) $      (385,210)$         (21,038) $       (499,258)
                                ================= =================  =============== =================  ================

Basic & Diluted Loss            $          (0.01) $               -  $        (0.01) $               -
                                ================= =================  =============== =================


Weighted Average Shares                56,338,000       720,556,000       57,481,660       684,167,200
                                ================= =================  =============== =================













                             See accompanying notes

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                           Since
                                                                                                          November
                                                                                                          6, 2000
                                                                    For the Nine Months Ended           Inception of
                                                                          September 30,                 Development
                                                                     2004               2003               Stage
                                                               -----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $        (385,210) $         (21,038) $         (499,258)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                           1,317                  -              13,317
   Shares Issued for Services                                            100,000                 40             100,040

Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                                (6,846)                 -              (6,846)
(Increase) Decrease in Deposits                                           (5,173)                 -              (5,173)
Increase (Decrease) in Accounts Payable                                   75,978               (590)             88,521
Increase (Decrease) in Accrued Expenses                                   55,588                  -              55,588
                                                               -----------------  -----------------  ------------------

  Net Cash Used in Operating Activities                                 (164,346)           (21,588)           (253,811)
                                                               -----------------  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Furniture & Fixtures                                         (18,793)                 -             (18,793)
Purchase of Office Equipment                                             (13,005)                 -             (13,005)
Payment for Leasehold Improvements                                       (55,865)                 -             (55,865)
Purchase of Oil & Gas Leases                                            (505,000)                 -            (505,000)
Oil & Gas Exploration Costs                                             (765,145)                 -            (765,145)
Purchase of Intangible Assets                                                  -                  -             (12,000)
                                                               -----------------  -----------------  ------------------

Net Cash Used by Investing Activities                                 (1,357,808)                 -          (1,369,808)
                                                               -----------------  -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Debenture                                    1,122,250                  -           1,122,250
Issuance of Common Shares for Cash                                        88,000                  -             232,395
Purchase of Treasury Stock                                                     -                  -             (97,362)
Payment of Notes Payable                                                 (70,385)                 -             (70,385)
Proceeds from Notes Payable                                              306,142              5,564             460,470
Capital Contributed by Shareholder                                             -                  -                  95
                                                               -----------------  -----------------  ------------------

Net Cash Provided by Financing Activities                              1,446,007              5,564           1,647,463
                                                               -----------------  -----------------  ------------------

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                           Since
                                                                                                          November
                                                                                                          6, 2000
                                                                    For the Nine Months Ended           Inception of
                                                                          September 30,                 Development
                                                                     2004               2003               Stage
                                                               -----------------  -----------------  ------------------


Net (Decrease) Increase in Cash                                $         (76,147) $         (16,024) $           23,844
Cash at Beginning of Period                                               99,991             16,024                   -
                                                               -----------------  -----------------  ------------------

Cash at End of Period                                          $          23,844  $               -  $           23,844
                                                               =================  =================  ==================

Cash paid during the year for:
  Interest                                                     $             323  $               -  $            1,339
  Franchise and income taxes                                   $               -  $               -  $                -

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

Interim Reporting

         The unaudited financial statements as of September 30, 2004, and for the three and nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $499,258 for the period from November 6, 2000 (inception) to September 30, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing, has arranged a $5,000,000 convertible debenture and has had discussions with other various third parties, although no additional firm commitments have been obtained.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, acquiring interests in various exploration and production opportunities and the success of its current oil and gas operations.

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

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 6, 2000. Since November 6, 2000, the Company is in the development stage, and has not commenced planned principal operations. On June 10, 2003, the Company changed its name to Eagle Star Energy, Inc. to reflect the current direction of the company. On February 24, 2004, the Company changed its name to Fidelis Energy, Inc. The Company operated as a development stage company until the first quarter of 2004, when it began exploration for oil and gas. During the second quarter of 2004, the Company acquired a proven well field and was setting up the extraction process.

Nature of Business

         The Company was originally formed to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company was not successful in its plans and during the 2nd quarter of 2003 changed the business plan.

         The Company is in the development stage of the oil and gas industry. The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in California and Canada that do not meet the requirements of the larger producers and developers. The Company intends to acquire smaller, underdeveloped producers generally under control of small family-owned operators who are interested in selling out.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the September 30, 2004 presentation.

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

Depreciation

         Property  and   Equipment   are  stated  at  cost.   Depreciation   and
amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


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

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Oil and Gas Producing Activities

         The Company is in the development stage and has earned minimal revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas properties. The Company uses the successful efforts method of accounting for these activities. Under this method of accounting, geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets. Costs incurred to drill exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves. Costs incurred to acquire properties and drill development wells, development-type stratigraphic test wells, successful exploratory wells, and successful exploratory-type stratigraphic wells are capitalized. Capitalized costs of wells and related equipment will be amortized, depleted, or depreciated using the units-of-production method. Costs of unproved properties will be assessed periodically to determine if an impairment loss should be recognized.

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

NOTE 2 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $114,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. During 2004, the Company has realized net operating losses of approximately $385,210 that will be available to offset income, if any, during the remainder of 2004 and if not used in 2004 any remaining amount will be available to offset future tax able income through 2024. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

         The Company has not commenced its intended principal operations and as is common with a company in the development stage of oil and gas extraction, the Company has had recurring losses. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year

NOTE 4 - COMMITMENTS

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

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4 to 10 percent. As of September 30, 2004 and December 31, 2003, the Company owed $2,901 and $3,256, respectively, relating to these notes.

NOTE 6 - SHORT-TERM NOTE PAYABLE

         On November 17, 2003, the Company repurchased 152,000,000 (400,000 pre split) shares of its commons stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. As of September 30, 2004 and December 31, 2003, the Company owes $84,959 and $151,072 on this loan.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - SHORT-TERM NOTE PAYABLE (Continued)

         On April 2, 2004, the Company borrowed $305,000 from a third party. The loan is due April 2, 2005 and bears interest of 5 percent. As of September 30, 2004, the Company owes $312,602.

NOTE 7 - CONVERTIBLE DEBENTURE CREDIT LINE

         During the nine months ended September 30, 2004, the Company received $1,122,250 for a stock subscription of 1,122,250 common shares. On October 25, 2004, the Company renegotiated this transaction in the form of a Convertible Debenture Credit Line of up to $5 million. Thus, these amounts have been reclassified from Common Stock to be Issued to a Current Liability. The Credit Line bares interest annual rate of Libor plus 2% percent and shall be payable 2 years from the issuance. The principal amount shall be convertible, in part for $1 per Preferred Series A Shares, at the option of the Company within the first six months and thereafter by the lender until the loan is satisfied or liquidated. The Preferred Shares shall be convertible to Common Stock on a basis equivalent to 20% of Common Stock of the Company then outstanding.

NOTE 8 - RELATED PARTY TRANSACTIONS

         On February 25, 2004, the Company purchased 10,500,000 (1,050,000 pre split) of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 4.22% has been imputed on the loan. As of September 30, 2004, the Company owes $107,661.

NOTE 9 - COMMON STOCK

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

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 - COMMON STOCK (Continued)

         On April 1, 2004, the Company issued 750,000 shares of common stock to its three directors for services rendered. As a result of this issuance, $60,000 in compensation expense was recorded. Additionally, 500,000 shares of common stock are pending issuance to two other directors and an additional $40,000 in compensation was recorded.

         On June 22, 2004, 132,000 were returned to treasury for cancellation.

NOTE 10 - STOCK OPTIONS

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

         On March 17, 2004, the Board of Directors approved a stock option plan whereby 8,000,000 common shares have been set aside for employees, officers, directors and third party service providers to be distributed at the discretion of the Board of Directors. As of September 30, 2004, 1,250,000 options have been granted to the five officers/directors of the Company for an exercise price of $0.10 per share, increasing annually at 6% per annum from the grant date of March 17, 2004. The term of the options is 10 years. No compensation expense was recorded because the Company feels that the exercise price was equal to or greater than the fair value of the stock on the grant date.

         The following table sets forth the options and warrants outstanding as of September 30, 2004 and December 31, 2003:

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10 - STOCK OPTIONS (Continued)

                                                                                    September 30,             December 31,
                                                                                        2004                      2003
                                                                                ---------------------     --------------------
Options Outstanding, Beginning of year                                                              -                        -
         Granted                                                                            1,250,000                        -
         Expired                                                                                    -                        -
         Exercised                                                                                  -                        -
                                                                                ---------------------     --------------------
Options Outstanding, End of year                                                            1,250,000                        -
                                                                                =====================     ====================

Exercise price for options outstanding, end of period                                   $0.10                                -
                                                                                =====================     ====================

NOTE 11 - OIL AND GAS ACTIVITIES

         As of September 30, 2004, the Company has earned $12,446 from its proven reserves in the Comanche Point property.

         On November 5, 2003, the Company executed two farm-in leases for the purpose of oil and gas exploration. The subject properties are located in the province of Alberta, Canada and are termed the Buffalo Lake Prospect and the Lake Island Prospect. In February, the Company forfeited the Buffalo Lake lease in return for a farm-in lease on a deep-gas well project termed the "Boyne Lake" field. The Company allowed this lease to expire unused.

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

         As of September 30, 2004, $765,145 has been capitalized in connection with the exploration of unproven properties.

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

The Company is a development state company in the oil and gas industry. The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in California and Canada that do not meet the fit the portfolio requirements of the larger producers and developers. The Company intends to acquire smaller, underdeveloped working interests, royalty interests and/or producers, often under control of small family-owned operators who are interested in selling out. Through analyzing information obtained through modern development techniques such as horizontal drilling and 3-D seismic, production from these under developed and under utilized projects can often be increased. The Company plans to acquire projects following due diligence necessary to fully evaluate the projects potential.

The Company intends to engage primarily in the business of acquiring and operating, as a working interest partner, smaller oil and gas leases, and exploratory oil and gas wells. The Company maintains relatively low overhead by contracting certain operating and investigative functions out to experienced, licensed private oil and gas operators.

Normally only those projects that are in close proximity to delivery systems such as pipelines or refineries will be pursued. Whereas there are large oil and gas fields that could be aggressively engaged, the management of the Company believes that the production required to warrant the investment into such capital intensive infrastructures is of greater risk than the Company is willing to bear at present, and the necessary capital for such is currently unavailable to the Company. Hence, in the near future, the Company will only pursue those projects that can be tied into pipelines or trucked from onsite storage facilities to proximate refineries with minimal costs involved.

March 16, 2003, the Company entered into a purchase agreement for participation and acquisition of an 80% working interest in the Comanche Point Producing Company, Tejon Lease for lands in Sections 28,29,32 and 33, R18W, S.B.B.M, Kern County, California.

During the 2nd quarter, the Company closed on the above purchase for $305,000 and also during that quarter provided $200,000 toward the implementation of a pilot steam project for the property. Funds were obtained from the proceeds of two loans, the first $305,000 to a private, unaffiliated lender at the rate of Prime Plus 3%, and the second of $200,000 from the proceeds of a loan from Chunuk Financial Corp. at the rate of Libor Plus 2%. The initial steam testing on the first well was completed in late September. The second well entered steam in late October. The data from the results of the steam pilot program is expected in mid-November. Should the steam program provide marked improvement in oil production, than the Company plans to implement a full rotational steam program on all of the 16 wells located in the Comanche Point Field. The cost of a full steam program is anticipated to be approximately $1.2 million. Prior to steaming, the field has only produced approximately 20 barrels per day.

Also during the 2nd quarter, the Company an aggregate of $655,619 in part from loan proceeds of a credit line loan to Chunuk Financial Corp., at the rate of Libor Plus 2%., and closed on the purchase of a 35% working interest in a gas exploration project, termed North Franklin, located south of Sacramento, California and encompassing approximately 1,800 acres of land. Additionally, during the 3rd quarter the Company invested an additional $109,526 to drill the first exploration well, name ArcherWhitney #1. The well went to the 7,800-foot depth and was successful in its location of the expected gas field. The well was capped and is expected to be tied into the pipeline delivery system in November. The Company expects an open flow rate of 3MMcf to 5MMcf for the first well. There are 5 other possible well locations to be drilled into the field and tie-in costs are expected to be minimal due to the proximity of the wells to the delivery system.

Results of Operations

The Company has only limited operations, and has realized only limited revenues from the sale of oil from the Comanche Point Field. The Company has realized a net loss from operations of $499,258 since inception due primarily to legal, accounting and management fees necessary to bring the Company through to the development stage.

The Company had selling and marketing expenses from continuing operations of $19,014 and $48,679 for the three and nine months ended September 30, 2004 and $0 and $0 for the three and nine months ended 2003. General and administrative expenses were $100,319 and $334,796 for the three and nine months ended September 30, 2004, which consisted mainly of officer wages and consulting expense compared to $13,674 and $17,204 for the three and nine months ended September 30, 2003. The increase is attributable to the fact that the Company was largely dormant in 2003. In the first quarter of 2004 the Company started its exploration of oil and gas properties.

Liquidity and Capital Resources

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In the third quarter, the proceeds necessary to operate the Company and provide for acquisition capital came from the proceeds of loans and a credit line as previously disclosed. Such loans will continue to provide cash for operations until the sale of gas occurs from the North Franklin project. In summary, there has been an absence of liquidity and capital resources to operate the Company self-sufficiently. Such inadequacy will continue until the tie-in of the Archer-Whitney #1 well, at which time the Company anticipates adequate revenues to operate the Company and experience profitable operations.

The Company recorded a net loss from operations of $385,210 for the nine months ended September 30,

2004 compared to a net loss of $21,038 for the same period in 2003. Increase in the net loss is attributable to the costs incurred in the working interest acquisitions of the North Franklin prospect and the Comanche Point Oil Field, along with the costs associated with the improvements made to both of those projects.

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

Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                  Fidelis Energy, Inc.
                                  (Registrant)


DATE: November 10, 2004                     By:  /s/    Daniel Hodges
     -------------------------------            ----------------------------
                                            Daniel Hodges
                                            President and Chairman of Board
                                            (Principal Executive Officer)


DATE: November 10, 2004                     By:  /s/    Sterling Klein
     -------------------------------            ----------------------------
                                            Sterling Klein
                                            Secretary / Treasurer
                                            (Principal Financial Officer)