Form 10QSB/A
period 2004-03-31
FIDELIS ENERGY INC
filed 2005-01-12
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  AMENDMENT #2

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
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
     Cash                                                                    $            1,486  $           99,991
                                                                             ------------------  ------------------
          Current Assets                                                                  1,486              99,991
                                                                             ------------------  ------------------

Oil and Gas Properties, Using Successful Efforts Method
     Oil & Gas Leases                                                                         -                   -
     Oil & Gas Exploration Costs                                                         44,619                   -
                                                                             ------------------  ------------------
                                                                                         44,619                   -
                                                                             ------------------  ------------------

Fixed Assets:
     Office Equipment                                                                     3,488                   -
     Leasehold Improvement                                                               41,893                   -
     Less: Accumulated Depreciation                                                         (58)                  -
                                                                             ------------------  ------------------
          Total Fixed Assets                                                             45,323                   -
                                                                             ------------------  ------------------

Other Assets:
     Deposit                                                                              9,580                   -
                                                                             ------------------  ------------------
          Total Other Assets                                                              9,580                   -
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $          101,008  $           99,991
                                                                             ==================  ==================

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------

LIABILITIES
Current Liabilities:
     Accounts Payable                                                        $           37,827  $           12,543
     Accrued Expense                                                                      2,873                   -
     Note Payable                                                                        82,454             151,072
     Related Party Note Payable                                                         105,418                   -
     Note Payable to Shareholder                                                          2,901               3,256
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       231,473             166,871
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
     Common Stock, Par value $.001
     Authorized 100,000,000 shares, Issued 55,720,000 and
     57,420,000 shares at March 31, 2004 and December 31, 2003                           55,720              57,420
     Paid-In Capital                                                                     64,900              80,200
     Retained Deficit                                                                   (90,452)            (90,452)
     Deficit Accumulated During the Exploration State                                  (160,633)           (114,048)
                                                                             ------------------  ------------------

TOTAL STOCKHOLDERS' EQUITY                                                             (130,465)            (66,880)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          101,008  $           99,991
                                                                             ==================  ==================















                             See accompanying notes

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                     November 6,
                                                                                                        2000
                                                                For the Three Months Ended          Inception of
                                                                         March 31,                  Exploration
                                                                  2004              2003               State
                                                            ----------------  -----------------  ------------------
Revenues:                                                   $              -  $               -  $                -

Expenses:
   General & Administrative                                           17,699                  -             121,132
   Consulting                                                         17,056                  -              17,056
   Salaries                                                           10,000                  -              10,000
                                                            ----------------  -----------------  ------------------

Operating Loss                                                       (44,755)                 -            (148,188)
                                                            ----------------  -----------------  ------------------

Other Expense
  Interest                                                            (1,830)            (1,237)            (12,445)
                                                            ----------------  -----------------  ------------------

  Net Income (Loss)                                         $        (46,585) $          (1,237) $         (160,633)
                                                            ================  =================  ==================

Basic & Diluted Loss                                        $              -  $               -
                                                            ================  =================


Weighted Average Shares                                           59,722,000        174,420,000
                                                            ================  =================















                             See accompanying notes

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                           Since
                                                                                                          November
                                                                                                          6, 2000
                                                                    For the Three Months Ended          Inception of
                                                                            March 31,                   Exploration
                                                                     2004               2003               State
                                                               -----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $         (46,585) $          (1,237) $         (160,633)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                              58                  -              12,058
   Shares Issued for Services                                                  -                  -                  40

Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits                                           (9,580)                 -              (9,580)
Increase (Decrease) in Accounts Payable                                   25,284             (1,930)             37,827
Increase (Decrease) in Accrued Expenses                                    3,291                  -               3,291
                                                               -----------------  -----------------  ------------------

  Net Cash Used in Operating Activities                                  (27,532)            (3,167)           (116,997)
                                                               -----------------  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment                                              (3,488)                 -              (3,488)
Payment for Leasehold Improvements                                       (41,893)                 -             (41,893)
Oil & Gas Exploration Costs                                              (44,619)                 -             (44,619)
Purchase of Intangible Assets                                                  -                  -             (12,000)
                                                               -----------------  -----------------  ------------------

Net Cash Used by Investing Activities                                    (90,000)                 -            (102,000)
                                                               -----------------  -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares for Cash                                        88,000                  -             232,395
Purchase of Treasury Stock                                                     -                  -             (97,362)
Payment of Notes Payable                                                 (70,385)                               (70,385)
Proceeds from Notes Payable                                                1,412                167             155,740
Capital Contributed by Shareholder                                             -                  -                  95
                                                               -----------------  -----------------  ------------------

Net Cash Provided by Financing Activities                                 19,027                167             220,483
                                                               -----------------  -----------------  ------------------

Net (Decrease) Increase in Cash                                          (98,505)            (3,000)              1,486
Cash at Beginning of Period                                               99,991             16,024                   -
                                                               -----------------  -----------------  ------------------

Cash at End of Period                                          $           1,486  $          13,024  $            1,486
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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $160,633 for the period from November 6, 2000 (inception) to March 31, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 - STOCK OPTIONS (Continued)

         On March 17, 2004, the Board of Directors approved a stock option plan whereby 8,000,000 common shares have been set aside for employees, officers, directors and third party service providers to be distributed at the discretion of the Board of Directors. As of March 31, 2004, 1,250,000 options have been granted to the five officers/directors of the Company for an exercise price of $0.10 per share, increasing annually at 6% per annum from the grant date of March 17, 2004. The term of the options is 10 years. No compensation expense was recorded because the Company feels that the exercise price was equal to the fair value of the stock on the grant date.


         The following table sets forth the options and warrants outstanding as of March 31, 2004 and December 31, 2003:


                                                           March 31,              December 31,
                                                              2004                    2003
                                                       ------------------     --------------------
Options Outstanding, Beginning of year                                  -                        -
         Granted                                                1,250,000                        -
         Expired                                                        -                        -
         Exercised                                                      -                        -
                                                       ------------------     --------------------
Options Outstanding, End of year                                1,250,000                        -
                                                       ==================     ====================

Exercise price for options outstanding, end of year          $0.10                               -
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

         As of March 31, 2004, $44,619 has been capitalized in connection with the exploration of these properties.

                              FIDELIS ENERGY, INC.
                          (A Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 11 - SUBSEQUENT EVENTS

         On March 17, 2004, the Company authorized 250,000 shares of common stock to be issued to each of its three directors and two additional directors to be appointed for services to be rendered. As of March 31, 2004, these shares have not been issued.

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

Results of Operations

         As the Company is in the exploration state and has commenced only limited operations, it has yet to realize any revenue. The Company has realized a net loss from operations of $160,633 since inception due primarily to legal and accounting fees necessary to bring the Company through the development stage.

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

         The Company recorded a net loss from operations of $46,585 for the three months ended March 31, 2004 compared to a net loss of $1,237 for the same period in 2003. Increase in the net loss is attributable to the execution of the Property Option Agreements, which up until that point we had limited operations.

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