Form 10QSB/A
period 2004-06-30
FIDELIS ENERGY INC
filed 2005-01-12
CIK 1157723

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
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
     Cash                                                                    $            2,207  $           99,991
     Accounts Receivable                                                                  2,577                   -
                                                                             ------------------  ------------------
          Current Assets                                                                  4,784              99,991
                                                                             ------------------  ------------------

Oil and Gas Properties, Using Successful Efforts Method
     Oil & Gas Leases                                                                   505,000                   -
     Oil & Gas Exploration Costs                                                        655,619                   -
                                                                             ------------------  ------------------
                                                                                      1,160,619
                                                                             ------------------  ------------------

Other Property and Equipment
     Office Equipment                                                                     5,659                   -
     Leasehold Improvement                                                               61,893                   -
     Less: Accumulated Depreciation                                                        (305)                  -
                                                                             ------------------  ------------------
          Total Property & Equipment, Net of Depreciation                                67,247                   -
                                                                             ------------------  ------------------

Other Assets:
     Deposit                                                                              4,603                   -
                                                                             ------------------  ------------------
          Total Other Assets                                                              4,603                   -
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $        1,237,253  $           99,991
                                                                             ==================  ==================

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
     Accounts Payable                                                        $          105,188  $           12,543
     Accrued Expense                                                                     22,568                   -
     Note Payable                                                                       392,371             151,072
     Related Party Note Payable                                                         106,534                   -
     Note Payable to Shareholder                                                          2,901               3,256
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       629,562             166,871
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
     Common Stock, Par value $.001
     Authorized 100,000,000 shares, Issued 56,338,000 and
     57,420,000 shares at June 30, 2004 and December 31, 2003                            56,338              57,420
     Paid-In Capital                                                                  1,023,921              80,200
     Common Stock to be Issued, 1,361,000 and 0                                           1,361                   -
     Retained Deficit                                                                   (90,452)            (90,452)
     Deficit Accumulated During the Development Stage                                  (383,477)           (114,048)
                                                                             ------------------  ------------------

TOTAL STOCKHOLDERS' EQUITY                                                              607,691             (66,880)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        1,237,253  $           99,991
                                                                             ==================  ==================














                             See accompanying notes

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           Cumulative
                                                                                                             since
                                                                                                           November 6,
                                                                                                              2000
                                    For the Three Months Ended           For the Six Months Ended         Inception of
                                             June 30,                            June 30,                 Development
                                      2004              2003              2004             2003              Stage
                                ----------------- -----------------  --------------- -----------------  ----------------
Revenues:                       $           2,577 $               -  $         2,577 $               -  $          2,577

Expenses:
   Selling & Marketing                     29,665                 -           29,665                 -            29,665
   General & Admin.                        17,222             3,530           31,921             3,530           135,354
   Consulting                              31,500                 -           48,556                 -            48,556
   Salaries & Director Fees               141,000                 -          154,000                 -           154,000
                                ----------------- -----------------  --------------- -----------------  ----------------

Operating Loss                           (216,810)           (3,530)        (261,565)           (3,530)         (364,998)
                                ----------------- -----------------  --------------- -----------------  ----------------

Other Expense
  Interest                                 (6,034)           (1,275)          (7,864)           (2,512)          (18,479)
                                ----------------- -----------------  --------------- -----------------  ----------------

  Net Income (Loss)             $        (222,844)$          (4,805) $      (269,429)$          (6,042) $       (383,477)
                                ================= =================  =============== =================  ================

Basic & Diluted Loss            $               - $               -  $             - $               -
                                ================= =================  =============== =================


Weighted Average Shares                56,450,620       175,636,000       58,111,400       175,028,000
                                ================= =================  =============== =================














                             See accompanying notes

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                         Cumulative
                                                                                                           Since
                                                                                                          November
                                                                                                          6, 2000
                                                                     For the Six Months Ended           Inception of
                                                                             June 30,                   Development
                                                                     2004               2003               Stage
                                                               -----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $        (269,429) $          (6,042) $         (383,477)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                             305                  -              12,305
   Shares Issued for Services                                            100,000                 40             100,040

Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                                (2,577)                 -              (2,577)
(Increase) Decrease in Deposits                                           (4,603)                 -              (4,603)
Increase (Decrease) in Accounts Payable                                   92,645             (1,240)            105,188
Increase (Decrease) in Accrued Expenses                                   29,019                  -              29,019
                                                               -----------------  -----------------  ------------------

  Net Cash Used in Operating Activities                                  (54,640)            (7,242)           (144,105)
                                                               -----------------  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment                                              (5,659)                 -              (5,659)
Payment for Leasehold Improvements                                       (61,893)                 -             (61,893)
Purchase of Oil & Gas Leases                                            (505,000)                 -            (505,000)
Oil & Gas Exploration Costs                                             (655,619)                 -            (655,619)
Purchase of Intangible Assets                                                  -                  -             (12,000)
                                                               -----------------  -----------------  ------------------

Net Cash Used by Investing Activities                                 (1,228,171)                 -          (1,240,171)
                                                               -----------------  -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Shares for Cash                                       949,000                  -           1,093,395
Purchase of Treasury Stock                                                     -                  -             (97,362)
Payment of Notes Payable                                                 (70,385)                 -             (70,385)
Proceeds from Notes Payable                                              306,412              4,242             460,740
Capital Contributed by Shareholder                                             -                  -                  95
                                                               -----------------  -----------------  ------------------

Net Cash Provided by Financing Activities                              1,185,027              4,242           1,386,483
                                                               -----------------  -----------------  ------------------

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $383,477 for the period from November 6, 2000 (inception) to June 30, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

NOTE 9 - STOCK OPTIONS

         Pursuant to a 2004 Stock Option and Compensation Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 or as non-qualified stock options. The Plan is administered

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 - STOCK OPTIONS (Continued)

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

         On March 17, 2004, the Board of Directors approved a stock option plan whereby 8,000,000 common shares have been set aside for employees, officers, directors and third party service providers to be distributed at the discretion of the Board of Directors. As of June 30, 2004, 1,250,000 options have been granted to the five officers/directors of the Company for an exercise price of $0.10 per share, increasing annually at 6% per annum from the grant date of March 17, 2004. The term of the options is 10 years. No compensation expense was recorded because the Company feels that the exercise price was equal to the fair value of the stock on the grant date.

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

NOTE 10 - OIL AND GAS ACTIVITIES

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

         As of June 30, 2004, $655,619 has been capitalized in connection with the exploration of these properties.

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

Results of Operations

         As the Company is in the development stage on Comanche Point and has commenced only limited operations, it has yet to realize any revenue from new drilling. The Company has realized a net loss from operations of $343,477 since inception due primarily to development and exploration fees necessary to bring the Company through the development stage.

         The Company had $29,655 and $29,655 in selling and marketing expenses from continuing operations for the three and six months ended June 2004 and $0 and $0 for the same periods in 2003. General and administrative expenses were $189,722 and $234,477, which consisted mainly of officer wages, director fees, overhead, and consulting expense, for the three and six months ended June 30, 2004 and $3,530 and $3,530 for the three and six months ended June 30, 2003. The increase is attributable to the fact that the Company was mostly dormant in 2003, and during 2004 the Company began its operations and exploration program.

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

         The Company recorded a net loss from operations of $222,844and $269,429 for the three and six months ended June 30, 2004 compared to a net loss of $4,805 and $6,042 for the same periods in 2003. Increase in the net loss is attributable to the increase in the development tempo of the Company which includes additional salary expense, travel, public relations and contract execution.

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

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: November 10, 2004                By:  /s/    Daniel Hodges
     ------------------------------        -------------------------------------
                                           Daniel Hodges
                                           President and Chairman of Board
                                          (Principal Executive Officer)


DATE: November 10, 2004                By:  /s/    Sterling Klein
     ------------------------------        -------------------------------------
                                           Sterling Klein
                                           Secretary / Treasurer
                                          (Principal Financial Officer)