Form 10KSB
period 2004-12-31
FIDELIS ENERGY INC
filed 2005-03-29
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2004

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to
             ------------.

                        Commission file number: 000-33499


                              FIDELIS ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)




            Nevada                                     16-1599721
-------------------------------             ------------------------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)


                  2920 N. Swan Rd., Suite 207, Tucson, AZ 85712
                  ---------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (520) 319-6100
                          (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

At March 1, 2005, the aggregate market value of all shares of voting stock held by non-affiliates was $38,465,808. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of March 1, 2005, was as follows: Common Stock $.001 par value, 94,584,354 shares and Preferred Stock $.001 par value, no shares issued.

Total revenues for fiscal year ended December 31, 2004:   $48,735

At March 1, 2005, the number of shares of common stock outstanding was 94,584,354.

Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

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

         The Company is a development state company in the oil and gas industry. The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in California, Texas and Canada that do not fit the portfolio requirements of the larger producers and developers. The Company intends to acquire smaller, underdeveloped working interests, royalty interests and/or producers, often under control of small family-owned operators who are interested in selling out. Through analyzing information obtained through modern development techniques such as horizontal drilling and 3-D seismic, production from these under developed and under utilized projects can often be increased. The Company plans to acquire projects following due diligence necessary to fully evaluate the projects potential.

         The Company intends to engage primarily in the business of acquiring and operating, as a working interest partner, smaller oil and gas leases, and exploratory oil and gas wells. The Company maintains relatively low overhead by contracting certain operating and investigative functions out to experienced, licensed geologists, geophysicists and private oil and gas operators.

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

         During the 2nd quarter, the Company closed on the above purchase for $305,000 and also during that quarter provided $200,000 toward the implementation of a pilot steam project for the property. Funds were obtained from the proceeds of two loans, the first $305,000 to a private, affiliated lender at the rate of Prime Plus 3%, and the second of $200,000 from the proceeds of a loan from Chunuk Financial Corp. at the rate of Libor Plus 2%. The initial steam testing on the first well was completed in late September. The second well entered steam in late October. The third well entered steam flooding in December 2004. Should the steam program provide marked improvement in oil production, then the Company plans to implement a full rotational steam program on all of the 16 wells located in the Comanche Point Field. The cost of a full steam program is anticipated to be approximately $1.2 million. Prior to steaming, the field has historically only produced approximately 20 barrels per day.

         Also during the 2nd quarter, the Company invested an aggregate of $655,619, in part from loan proceeds of a credit line loan to Chunuk Financial Corp., at the rate of Libor Plus 2%., and closed on the purchase of a 35% working interest in a gas exploration project, termed North Franklin, located south of Sacramento, California and encompassing approximately 1,800 acres of land. The land under lease has since increased to nearly 3,000 gross acres. Additionally, during the 3rd quarter the Company invested an additional $109,526 to drill the first exploration well, name ArcherWhitney #1. The well went to the 7,800-foot depth and was successful in its location of the expected gas field. The well was capped until a pipeline could be installed to deliver the gas to processing and further to buyer's main pipeline. The Company, together with it's working partners, completed all of the pipeline except 177' feet, which was the subject of a US Fish and Wildlife Service permitting process. The process required 6 months of review and study by the USFWS prior to permit grant. The permit was issued on March 4, 2005 and the pipeline has been tied-in as of March 17th. The Company expects an open flow rate of 3MMcf to 5MMcf for this first well based off of analogous wells in the vicinity. There are several more possible well locations to be drilled into the field and tie-in costs are expected to be minimal due to the proximity of the wells to the delivery system, and the fact that the pipeline was designed to handle a large volume the large amount of gas.

COMPETITION

         There are several direct competitors in the Company's targeted market segments. Most of the Company's competitors are publicly traded companies or subsidiaries of same. Thus, most of the competitors have greater resources than Fidelis and competition for similar or same oil or gas leases could result in our loss of competitive bids for oil and/or gas leases.

EMPLOYEES

         The Company has one full time employee. Other than Daniel Hodges, the Company President, the Company's management and directors provide planning and organizational services for the Company on a part-time basis.

ITEM 2.  DESCRIPTION OF PROPERTY

         The executive offices of the Company are located at 2920 N. Swan Rd., Suite 207, Tucson, AZ 85712. The Company executed a lease for approximately 2,760 square feet of office space at a base rate of approximately $18.50 per square foot per year, commencing May 1, 2004. The lease is for a period of four years and ends April 30, 2008. The telephone number at this address is (520) 319-6100.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         At present, the Company's shares are traded on the OTC Bulletin Boards under the symbol FDEI.OB.

         The Company's shares of common stock have been quoted for trading on the National Association of Securities Dealers' OTC Bulletin Board since December 15, 2003. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning December 15, 2003 (first day of trading) to December 31, 2004.


                         2003                                 HIGH               LOW
December 15, 2003 to December 31, 2003                    $          0.07   $           0.01

                         2004                                 HIGH               LOW
January 1, 2004 to March 31, 2004                         $          0.38   $           0.03
April 1, 2004 to June 30, 2004                            $          0.50   $           0.29
July 1, 2004 to September 30, 2004                        $          0.33   $           0.19
October 31, 2004 to December 31, 2004                     $          1.04   $           0.17

         The above quotations are taken from information provided by Yahoo Finance and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

         The Company issued a stock dividend on December 11th, 2004 to those shareholders of record at the close of trading on December 8, 2004. The dividend was .66 shares for each share owned and had the effect of a forward split of the stock of 1.66:1. The announcement was made on the Company's Web site on the 28th of November and was disseminated over Business Wire to provide for the broadest public disclosure. The company took this action in an effort to maximize overall long-term shareholder value.

         The number of shareholders of record of the Company's Common Stock as of March 14, 2005 was approximately 6,920.

RECENT SALES OF UNREGISTERED SECURITIES

         On November 17, 2003, the Company approved a 38:1 forward stock split. On March 26, 2004, the Company approved a 10:1 forward stock split. On December 10, 2004, the Company approved a stock dividend which had the effect of a 1.66:1 forward stock split. All references to common stock in the financial statements reflect the effects of these stock splits.

         On January 26, 2004, the Company issued 14,608,000 common shares for cash.

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled.

         On April 1, 2004, the Company authorized the issuance of 2,075,000 shares of common stock to its five directors for services rendered. As a result of this issuance, $100,000 in compensation expense was recorded.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and notes thereto.

         In the 2nd quarter of 2004, Fidelis Energy, Inc. acquired an 80% working interest agreement in the Comanche Point Producing Company, Tejon 400 acre lease. Recoverable reserves in the lease are estimated to contain 2,100,000 barrels of heavy crude oil.

         Under the terms of the Agreement, Fidelis paid $305,000 and a further $200,000 thereafter to commence implementation of the pilot study. Following full payback of the Company's investment, the working partner of Fidelis will increase to a 30% working interest as the Company decreases to 70% interest. Both partners are subject only to a 12.5% royalty to Tejon Ranch on the production. The Company, along with the working partner implemented a steam-flood extraction pilot study in mid-September to determine viability of extraction with this method. The steam-flood extraction pilot project of existing production wells should allow Fidelis Energy to analyze the daily oil production rates from each well. The Company anticipates a significant increase to the production at Comanche. At time of implementation the field was producing 12 - 15 barrels per day. As at December 31, 2004, the Field is producing an estimated 45 to 50 barrels per day after the full completed steam flooding of 2 wells. Accurate projections of income from the effects of the steam flood are unavailable until the pilot study is complete.

         Also in the 2nd quarter of 2004, the Company acquired a 35% working interest in the North Franklin Project, a Sacramento Basin natural gas play through a farm-out with Silver Star Energy, Inc. Under the terms of the agreement, Fidelis Energy advanced a total of $500,000 to the operator terms of the AFE (Authority for Expenditure) for the initial 7,800-foot test well. Other partners in the play are Archer Exploration, Inc. and the operator of the project, Longbow LLC of Bakersfield.

         On May 14, 2004 the Company spudded the "Archer-Whitney #1" well at the North Franklin Project, in the Sacramento Basin of California. The well was drilled to a total depth of 8,000 feet where a suite of electronic well logs was run. Resistivity and Sonic logs showed clean sand pay with 100% gas fill-up within the pay zone and the completion of the well and results were announced on June 21st. A 6.0-foot section of Winters sand that was 100% gas filled was perforated and flow tested. Gas was flowed under a four-point test to a maximum of 2.065 million cubic feet/day. At the culmination of the test, gas was flowing at 1.975 million cubic feet per day with a tubing pressure of 2,900 p.s.i on an 8/64ths choke. Casing pressure was increasing at the end of the testing period to 2,970p.s.i. No formation water was encountered during the test. Fidelis announced that the A.O.F. (absolute open flow rates at the sand face) rate on the "Archer-Whitney #1" well to be in excess of 12 million cubic feet per day. The recent flow test gas analysis returned a B.T.U. content of 940 and reservoir engineers report that the reservoir can expect excellent deliverability under producing conditions. The Company executed an Authority for Expenditure (A.F.E.) for the Company's working interest share of the North Franklin Project pipeline cost. Fidelis advanced the payment in full to the operator for the Company's 35% working interest share of the North Franklin pipeline cost. Fidelis advanced funds in full for additional acreage that has been added to the Area of Mutual Interest (A.M.I.) surrounding North Franklin covering 400 acres. The North Franklin Project land holdings under lease totaled approximately 1,800 acres at December 31, 2004. Increased amounts of leased land were acquired and the land under lease totals approximately 3,000 gross acres at March 1, 2005. These new leases cover the pipeline route as well as expand the coverage of the underlying Winters formation adding to the potential reserves of the North Franklin gas reservoir.

         The North Franklin Project and the underlying newly discovered Winters gas reservoir contains the "Archer-Whitney # 1" well. The pipeline was completed on March 17th, 2005 and Fidelis anticipates being in a cash flow positive situation and a commercial gas producer as soon as the pipeline is filled. A contract is in place with a natural gas purchaser. The well is being evaluated as to I.P.R.'s (Initial Production Rates). Fidelis continues to work closely with the operator and consultants as to future well locations, reserve estimations and overall reservoir engineering as we commence commercial gas production at this sight. The 2nd well to be drilled into the field has been permitted and on March 7th the Company received its AFE for funds to drill it with an anticipated spud date of April 20th, 2005.

CORPORATE SUMMARY

         On September 24, 2004, Fidelis announced the election of Mr. Dan Hodges to the position of President and CEO. Mr. Hodges replaced Mr. Frank Anjakos, who remained on the Board of Directors of the Company. Mr. Hodges has been involved for more than 10 years in the formation and operation of public companies and was formerly a consultant and spokesman for the Company. The Board of Directors also appointed Mr. Hodges to the position of Board Chairman on the same date.

         On September 27, 2004 Fidelis announced the appointment of the new CFO, Mr. Sterling Klein. Mr. Klein is an accounting professional with a proven record of accomplishment in corporate financial analysis and administration, Mr. Klein has extensive petroleum industry experience, working with energy giants 'Shell,' and 'Chevron.' As an Inventory Analyst with Shell, he traveled extensively to various production locations in order to conduct physical asset inventories. Subsequently, in his role as Production Accountant Mr. Klein's responsibilities included financial analysis, assessment of monthly revenues / costs and the generation of summary reports for management specific to production facilities. Mr. Klein then made his move to Chevron as a credit analyst. In this role, he assisted in the corporate development and implementation of several new systems and control procedures. Mr. Klein also hold titles of Secretary, Treasurer and Director.

         The Company announced on October 27, 2004 that it negotiated, arranged and secured a $5 million financing to forward its oil and gas projects. The $5 million is in the form of a line of credit at Libor rate plus 3%, to be drawn on as required. The line of credit is secured by production, specifically from the North Franklin Project gas sales that is expected to be in production shortly.

SUBSEQUENT EVENTS

JOARCAM ALBERTA, CANADA- LIGHT OIL INVESTMENT

         On January 28th, the Company negotiated to purchase working interests in 2 oil wells at the Joarcam Project located in Alberta Canada. The terms of the purchase agreement will be based on a "fair market" price for the working interest, established by a third-party reservoir engineer and to be determined after a 30-day production period is established for both wells. Following this evaluation, closing will be held April 2nd. Currently, asset sales of equivalent production are approximately $35,000 per barrel oil per day. Fidelis will acquire a 100% working interest in the 4-27 oil well from a private, affiliated Alberta company (51%) and Dixon Oil and Gas (49%). The well has been producing at a rate of 35 barrels per day since production was established in January 2004. Also, Fidelis will acquire a 30% working interest from the private Alberta Company in a new well named 13-27. The 13-27 well is undergoing completion and production testing to establish daily rate production. There is the potential for 110 to 115 bpd of production between the two wells with reserves of 300,000 barrels at the two locations. The overall development strategy envisioned by the operator and other working interest partners at Joarcam could see between 16 and 24 well locations ultimately drilled. Fidelis has negotiated a first right of refusal to acquire the remaining 30% working interest on all future drilling locations at Joarcam from the private Alberta company that covers all potential property wide reserves, production and other targets that include natural gas potential on the northern portion of the leases. With success at Joarcam, it is anticipated that the field could produce between 800 and 1200 barrels of oil per day (bbls/d) if fully developed at an average of 50 barrels per day per well. Oil wells at Joarcam demonstrate very shallow decline curves. The prospect lands are located about 25 miles southeast of Edmonton, Alberta and there is year round access to the property. Recently, the 38 degree API light oil at Joarcam has been priced at over $50.00 per barrel. The project is a low risk development property with oil at shallow depth, short payback period and long life reserves. The play is located in the "Viking C" pool adjacent to the established Joarcam Viking pool, the largest Viking hydrocarbon accumulation in Alberta, Canada. The seller of the 30% working interest at Joarcam is a private Alberta company, the principals of which also own beneficial shareholders of Fidelis, and thus are by definition, affiliates. Additionally, the remaining 70% working interest in Joarcam Property and the 13-27 well is currently being earned by Silver Star Energy, Inc. Fidelis is also a partner with Silver Star in the

North Franklin Gas Project near Sacramento, California and with whom the management of Fidelis works closely with in the evaluation of other potential, jointly feasible exploration prospects.

HIDALGO PROSPECT--TEXAS NATURAL GAS PLAY

         Also on January 28th the Company executed a Lease Purchase and Development Agreement and Joint Operating Agreement with Miramar Petroleum, Inc. on a farm-in with Miramar on the "Southeast Hidalgo Prospect, Hidalgo County Texas". The Hidalgo Field was discovered in 1946 by The Texas Company's #1 El Texano Land Company well. As gas markets became available, numerous wells were drilled to develop the field. The Hidalgo Field produces gas from depths of 6,200 feet to 8,100 feet. Texaco was the major operator in the field until the late 1980's. Presently Miramar Petroleum Inc., PI Energy and Discorbis Oil Company are the companies active in the field. The Hidalgo Prospect has under lease, approximately 312 gross acres.

         Under the terms of the farm-in agreement, Fidelis advanced $260,000 to Miramar, the operator of the project, representing a two-thirds share of the costs for the drilling to completion of the 7,500 foot "Lepovitz A" natural gas well. Presently Miramar Petroleum Inc., PI Energy and Discorbis Oil Company are the companies active in the Hidalgo field. Fidelis has acquired a 50% working interest in the play. Miramar Petroleum is the operator of the project.

         The well was drilled over a 15 day period and on March 12th was tested for resistivity and pressure. The target sands were not located in an up-dip position as indicated by 3-D seismic logs and were actually 16' down-dip from the adjacent well, negating the target objectives from being viable sources of gas. However, an interesting spike on both the initial mudlog and down-hole electronic tests performed by Sclumberger turned up a 5 foot thick sand with a bottom hole pressure of 2,500 psi. Based on this find, the partners in the well, including Fidelis, determined to case the hole and produce the well. It is believed that the well should initially flow approximately 500- 750Mcf per day. Upon tie-in, expected to take place by April 1st, 2005, the well will flow and Initial Production Rate (IPR) tested to determine final flow rate. Fields in the area tend to flow steady with shallow decline curves. Total completion costs are estimated at $125,000, as the prospect is proximal to and approximately one mile from existing gas infrastructure in the area. Fidelis' share of the completion and tie-in costs will be approximately $62,500.

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

         In summary, there has been an absence of liquidity and capital resources to operate the Company self-sufficiently. Such inadequacy will continue until the sale of gas from the tie-in of either the Archer-Whitney #1 well or the Hidalgo well, at which time the Company anticipates adequate revenues to operate the Company and experience profitable operations. Adequate operational income is anticipated to begin in late March 2005.

RESULTS OF OPERATIONS

         The Company has had only limited operations, and has realized only limited revenues from the sale of oil from the Comanche Point Field. The Company has realized a net loss from operations of $622,291 since inception due primarily to legal, accounting and management fees necessary to bring the Company through the development stage to become a producer of oil and gas.

         The Company had selling and marketing expenses from continuing operations of $73,854 and $0 for the years ended December 31, 2004 and 2003. General and administrative expenses were $431,230 for the year ended December 31, 2004, which consisted mainly of officer wages and consulting expense compared to $28,801 for the year ended December 31, 2003. The increase is attributable to the fact that the Company was largely dormant in 2003. In the first quarter of 2004 the Company started its exploration of oil and gas properties.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:


Name                                    Age                        Position
Daniel Hodges                           38                         President and Chairman of the Board
Sterling Klein                          40                         Secretary, Treasurer and Director
--------------------------------------- -------------------------- ---------------------------------------------------
Frank N. Anjakos, III                   36                         Director
--------------------------------------- -------------------------- ---------------------------------------------------
Julianne DeGrendele                     50                         Director
--------------------------------------- -------------------------- ---------------------------------------------------
James Marshall                          60                         Director
Jeff Paro                               30                         Director
Robert D. Hadley                        39                         Director
--------------------------------------- -------------------------- ---------------------------------------------------

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected or appointed and qualified. Each officer serves at the discretion of the Board of Directors.

DANIEL L. HODGES

         Mr. Hodges received his undergraduate degree in Aviation Science from Thomas Edison State College in 1991 and graduated from USAF Undergraduate Pilot Training at Williams AFB in 1992. He has been an instructor pilot in the F-16 Fighter aircraft since 1997 in a part-time or full- time basis. From 1995 to 2002, Mr. Hodges took part in the formation and/or public registration of multiple public companies as an investor. Privately, Mr. Hodges has been involved in real estate developments and residential subdivisions in Southern Arizona since 1993. Mr. Hodges also serves on the board of directors of iWorld Projects & Systems, Inc. (IWPS), and of Bronco Energy, Inc., both public BDC's.

STERLING KLEIN

         Mr. Klein received his BA Business Administration & Co-operative Education from Simon Frasier University in Burnaby, British Columbia in 1990. Mr. Klein began his career in the petroleum industry with Shell Canada Ltd. as an Inventory Analyst and as a Production Accountant with Shell Canada, Mr. Klein was responsible for the division and analysis of petroleum products for a production facility to book monthly revenues and provides summary reports for management. Mr. Klein went on to work with Chevron Canada Ltd. as a credit analyst. In this role, Mr. Klein was involved with a development team that implemented new systems and procedures company-wide.

         Recently, Mr. Klein spent more than 8 years as a Consultant to both public and private companies providing services in financial management, corporate administration, accounting and reporting and as Portfolio Manager with a mortgage investment corporation.

         He also holds certificates from the Canadian Securities Institute and the University of British Columbia Professional Programs (Real Estate Finance).

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

JAMES MARSHALL

         Mr. Marshall is a certified public accountant in the state of Arizona, and has previously held certificates from Michigan, California, Illinois and Florida. James was the founder and chief executive officer of RESIDENTIAL RESOURCES MORTGAGE INVESTMENTS CORPORATION, "RRR" - AMEX, a mortgage based REIT with assets in excess of $400 million and a staff of 42. Prior to March 1985, Mr. Marshall was the National Finance Partner for KENNETH LEVENTHAL & COMPANY and was Managing Partner of that firm's Phoenix Office for five years.

         Career experiences include responsibilities for major land acquisitions and dispositions and their structuring. His audit and tax experience included publicly-held companies for which Mr. Marshall was responsible for banks, savings and loan associations, real estate developers, mortgage bankers, insurance companies, builders and contractors.

         Mr. Marshall is a member of the AICPA, performs audits, consulting and tax services for his clients. Mr. Marshall has more than 35 years audit and tax experience on a wide range of public and private companies. Mr. Marshall is current on all PCAOB SEC, auditing, accounting and tax matters. In addition to a strong background in auditing and taxation, Mr. Marshall is a proven innovator and solution developer relying on both traditional and nontraditional alternatives.

JEFF PARO

         Mr. Paro graduated from the University of Arizona in 1992 with a BA in Business Administration and has worked in financial services for a Nevada-based independent banking entity, as well as in corporate analysis and management for a major space industry conglomerate both in the United States and overseas.

ROBERT D. HADLEY

         Mr. Hadley received his BA from the University of Chicago in 1986 and graduated from USAF Undergraduate Pilot Training at Vance AFB in 1990. Since then he has served as a squadron and instructor pilot in the F-16 Fighter aircraft in Korea and several US locations.

         Mr. Hadley has also served as Trustee and financial advisor to a large family trust and is well versed in financial analysis and modeling.

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

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's board of directors appointed James Marshall and Julianne DeGrendele, both Certified Public Accountants and Directors as the "audit committee financial experts," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. The board believes that its current audit committee is able to fulfill its role under SEC regulations.

ITEM 10.  EXECUTIVE COMPENSATION

         The Company has not paid, nor does it owe, any compensation to executive officers for the year ended December 31, 2004. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this Form 10-KSB, no salaries have been paid to any of the Board of Directors, individually or as a group. However, 5 of the directors, not including Sterling Klein nor Daniel Hodges, have been paid or have accrued payment(s) due of $1,000 per board meeting since the Board meeting in September 2004.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND
MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record (or who was known by the Company to own beneficially) more than 5% of the 94,584,354 outstanding shares of common stock at March 1, 2005. This table also includes information as to the ownership of the common shares by each of the directors and executive officers of the Company, as well as by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


                           NAME AND ADDRESS                   AMOUNT & NATURE                    PERCENT
TITLE OF CLASS             OF BENEFICIAL OWNER                OF BENEFICIAL OWNER                OF CLASS

Common Stock               TMC Capital Trust                     20,584,000 shares               21.76%
                           1815 N. Placita Buendia               Direct
                           Tucson, AZ 85749
                           Daniel Hodges, Trustee

Common Stock               SNK Capital Trust                     20,584,000 shares               21.76%
                           1066 W. Hastings St.                  Direct
                           Vancouver, B.C., Canada
                           Sterling Klein, Trustee


Common Stock               All executive officers and            10,676,567 shares               11.28%
                           directors as a group

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4 to 10 percent. As of December 31, 2004 and December 31, 2003, the Company owed $2,989 and $3,256, respectively, relating to these notes.

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 4.22% has been imputed on the loan. As of December 31, 2004, the Company owes $108,802 on this loan.

         The Company has a "working interest" relationship with joint venture partner Silver Star Energy, Inc. (SVSE: OTC: BB). Both companies have an interest in the North Franklin gas project in Sacramento, California. More recently in January 2005 Fidelis entered into an agreement to acquire an interest in 2 oil wells at the Joarcam Project located in Alberta Canada. Silver Star is earning a 70% working interest in the entire Joarcam Project. Fidelis has also entered into an agreement for the first right of refusal to acquire the remaining 30% working interest on all future drilling locations at Joarcam. Silver Star and Fidelis will collectively have acquired a 100% working interest at Joarcam. The management of both companies work closely together on both of the above projects and have contemplated, or are contemplating additional jointly operated projects in the future. Also, the two companies share a common origin in that certain beneficial shareholders of both companies have contributed to their formation.

ITEM 13. EXHIBITS AND REPORTS ON 8-K

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:


Exhibit No.             Exhibit
------------------ ---- ----------------------------------------------------------------------------------------------
3i                      Articles of Incorporation (1)
------------------ ---- ----------------------------------------------------------------------------------------------
3ii                     Bylaws (1)
------------------ ---- ----------------------------------------------------------------------------------------------
31.1                    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
------------------ ---- ----------------------------------------------------------------------------------------------
31.2                    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
------------------ ---- ----------------------------------------------------------------------------------------------
32.1                    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------ ---- ----------------------------------------------------------------------------------------------
32.2                    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------ ---- ----------------------------------------------------------------------------------------------

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of December 31, 2004, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:

Service                            2004           2003
-----------------------------   -----------    -----------
Audit Fees                       $   8,925      $   4,920
Audit Related Services                    -              -
Tax Fees                                  -              -
All Other Fees                            -              -
Total                            $   8,925      $   4,920
                                ===========    ===========

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

                              FIDELIS ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                           DECEMBER 31, 2004 AND 2003

                                                     CONTENTS


                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  December 31, 2004 and 2003...............................................................................F - 3

Statements of Operations for the
  Years Ended December 31, 2004 and 2003
  And for the Cumulative Period from November 6, 2000 (Inception)
  To December 31, 2004.....................................................................................F - 5

Statement of Stockholders' Equity
  Since November 6, 2000 (Inception) to December 31, 2004 .................................................F - 6

3Statements of Cash Flows for the
  Years Ended December 31, 2004 and 2003
  And for the Cumulative Period from November 6, 2000 (Inception)
  To December 31, 2004....................................................................................F - 10

Notes to Financial Statements.............................................................................F - 12

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
Fidelis Energy, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Fidelis Energy, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations and cash flows for the years then ended and the cumulative from November 6, 2000 (inception) to December 31, 2004, and the statement of stockholders' equity from November 6, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelis Energy, Inc. (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended December 31, 2004 and December 31, 2003 and the cumulative from November 6, 2000 (inception of development stage) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 1, 2005

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                     2004               2003
                                                                              ------------------ ------------------

ASSETS
Current Assets
   Cash                                                                       $                - $           99,991
                                                                              ------------------ ------------------
       Total Current Assets                                                                    -             99,991
                                                                              ------------------ ------------------

Oil & Gas Properties, Using Successful Efforts Method
   Oil & Gas Leases                                                                      516,526                  -
   Oil & Gas Exploration Costs                                                           768,645                  -
                                                                              ------------------ ------------------
       Total Oil & Gas Properties                                                      1,285,171                  -
                                                                              ------------------ ------------------

Other Property & Equipment
   Furniture & Fixtures                                                                   26,258                  -
   Office Equipment                                                                       17,922                  -
   Leasehold Improvements                                                                 61,440                  -
   Less: Accumulated Depreciation                                                         (7,262)                 -
                                                                              ------------------ ------------------
       Total Property & Equipment, Net of Depreciation                                    98,358                  -
                                                                              ------------------ ------------------

Other Assets
   Deposit                                                                                 5,173                  -
                                                                              ------------------ ------------------
       Total Other Assets                                                                  5,173                  -
                                                                              ------------------ ------------------

TOTAL ASSETS                                                                  $        1,388,702 $           99,991
                                                                              ================== ==================

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                     2004               2003
                                                                              ------------------ ------------------

LIABILITIES
Current Liabilities
   Accounts Payable                                                           $           82,302 $           12,543
   Accrued Expenses                                                                       61,550                  -
   Overdrawn Cash                                                                             82                  -
   Note Payable                                                                          402,765            151,072
   Related Party Note Payable                                                            108,802                  -
   Note Payable to Shareholder                                                             2,989              3,256
                                                                              ------------------ ------------------
       Total Current Liabilities                                                         658,490            166,871
                                                                              ------------------ ------------------

Non-Current Liabilities
   Convertible Debenture Credit Line                                                   1,222,335                  -
                                                                              ------------------ ------------------

TOTAL LIABILITIES                                                                      1,880,825            166,871
                                                                              ------------------ ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 94,584,354 and
    95,331,354 shares at December 31, 2004 and 2003                                       94,584             95,331
  Paid-In Capital                                                                        150,879             67,132
  Retained Deficit                                                                      (115,295)          (115,295)
  Deficit Accumulated During the
    Development Stage                                                                   (622,291)          (114,048)
                                                                              ------------------ ------------------

TOTAL STOCKHOLDERS' EQUITY                                                              (492,123)           (66,880)
                                                                              ------------------ ------------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                   $        1,388,702 $           99,991
                                                                              ================== ==================




   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                     Cumulative
                                                                                                       since
                                                                                                     November 6,
                                                                                                        2000
                                                                    For the Year Ended              Inception of
                                                                       December 31,                 Development
                                                                  2004              2003               Stage
                                                            ----------------  -----------------  ------------------
Revenues                                                    $         48,735  $               -  $           48,735
Cost of Operations                                                    33,722                  -              33,722
                                                            ----------------  -----------------  ------------------

     Net Operating Income                                             15,013                  -              15,013

Expenses:
   Selling & Marketing                                                73,854                  -              73,854
   General & Administrative                                          101,674             28,801             205,107
   Consulting                                                        110,056                  -             110,056
   Salaries & Directors Fees                                         219,500                  -             219,500
                                                            ----------------  -----------------  ------------------

Operating Loss                                                      (490,071)           (28,801)           (593,504)
                                                            ----------------  -----------------  ------------------

Other Expense
  Interest                                                           (18,172)            (4,936)            (28,787)
                                                            ----------------  -----------------  ------------------

Net Income (Loss)                                           $       (508,243) $         (33,737) $         (622,291)
                                                            ================  =================  ==================

Basic & Diluted Loss                                        $         (0.01)  $               -
                                                            ================  =================


Weighted Average Shares                                           95,698,605        273,425,186
                                                            ================  =================




   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                                   Deficit
                                                                                                                  Accumulated
                                                                                                                   Since
                                                                                                                  November
                                                                                                                   6, 2000
                                                                                                                 Inception of
                                                   Common Stock                  Paid-In        Retained         Development
                                       Shares       Par Value     To Be Issued    Capital        Deficit            Stage
                                 ---------------  --------------  ------------  ------------   --------------  ------------------
Balance at November 6, 2000
(Inception)                                    -  $            -  $          -  $          -   $            -  $                -

November 6, 2000 Issuance
of Stock for Services and
Payment of Accounts Payable              400,000             400             -        14,495                -                   -

Net Loss                                       -               -             -             -                -             (14,883)
                                 ---------------  --------------  ------------  ------------   --------------  ------------------

Balance December 31, 2000
as Originally Reported                   400,000             400             -        14,495                -             (14,883)

November 17, 2003, 38:1
Forward Stock Split                   14,800,000          14,800             -       (14,495)            (305)                  -

March 15, 2004, 10:1
Forward Stock Split                  136,800,000         136,800             -             -         (136,800)                  -

December 10, 2004, 1.66:1
Forward Stock Split                  100,334,154         100,334             -             -         (100,334)                  -

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2004
                                   (Continued)

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                                                     Since
                                                                                                                    November
                                                                                                                    6, 2000
                                                                                                                   Inception of
                                                  Common Stock                  Paid-In          Retained          Development
                                     Shares         Par Value     To Be Issued   Capital          Deficit             Stage
                               ------------------  ------------  -------------  -----------   -----------------  ------------------

Restated Balance at
December 31, 2000                     252,334,154  $    252,334  $           -  $         -   $        (237,439) $          (14,883)

Cash received for shares not
yet issued at $.50 per share           37,217,200             -         37,217            -              (7,717)                  -

Contributed Capital                             -             -              -           95                   -                   -

Net Loss                                        -             -              -            -                   -             (31,599)
                               ------------------  ------------  -------------  -----------   -------------------------------------

Balance December 31, 2001             289,551,354       252,334         37,217           95            (245,156)            (46,482)

Shares Issued                                     -      37,217        (37,217)           -                   -                   -

Net Loss                                        -             -              -            -                   -             (33,829)
                               ------------------  ------------  -------------  -----------   -------------------------------------

Balance at December 31, 2002          289,551,354       289,551              -           95            (245,156)            (80,311)

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2004
                                   (Continued)

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                                                     Since
                                                                                                                    November
                                                                                                                     6, 2000
                                                                                                                   Inception of
                                                   Common Stock                 Paid-In          Retained          Development
                                      Shares         Par Value   To Be Issued    Capital          Deficit             Stage
                                ------------------  ------------  -----------  ------------   -----------------  ------------------
June 10, 2003, Shares Issued
for Services                            25,232,000  $     25,232  $           -$        (95)  $         (25,097) $                -

November 17, 2003, Shares
Repurchased                           (252,320,000)     (252,320)           -             -             154,958                   -

December 23, 2003, Shares
Issued for Cash                         32,868,000        32,868            -        67,132                   -                   -

Net Loss                                         -             -            -             -                   -             (33,737)
                                ------------------  ------------  -----------  ------------   -------------------------------------

Balance at December 31, 2003            95,331,354        95,331            -        67,132            (115,295)           (114,048)

January 26, 2004, Shares
Issued for Cash                         14,608,000        14,608            -        73,392                   -                   -

February 25, 2004, Shares
Repurchased                            (17,430,000)      (17,430)           -       (87,570)                  -                   -

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2004
                                   (Continued)

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                                                      Since
                                                                                                                     November
                                                                                                                      6, 2000
                                                                                                                    Inception of
                                                   Common Stock                   Paid-In         Retained          Development
                                     Shares          Par Value   To Be Issued     Capital          Deficit             Stage
                               ------------------  -------------  ------------  -------------   -------------  ------------------
April 1, 2004, Shares Issued
to Directors for Services               2,075,000  $       2,075  $          -  $      97,925   $           -  $                -

Net Loss                                        -              -             -              -               -            (508,243)
                               ------------------  -------------  ------------  -------------   ---------------------------------

Balance at December 31, 2004           94,584,354  $      94,584  $            -$     150,879   $    (115,295) $         (622,291)
                               ==================  =============  ============  =============   =============  ==================












   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                        For the Year Ended             Inception of
                                                                           December 31,                Development
                                                                      2004              2003              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $        (508,243)$         (33,737)$         (622,291)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                            7,262                 -             19,262
   Shares Issued for Services                                             100,000                40            100,040

Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits                                            (5,173)                -             (5,173)
Increase (Decrease) in Accounts Payable                                    69,759            10,613             82,302
Increase (Decrease) in Interest on Notes Payable                           18,172                 -             18,172
Increase (Decrease) in Accrued Expenses                                    61,550                 -             61,550
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                  (256,673)          (23,084)          (346,138)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Furniture & Fixtures                                          (26,258)                -            (26,258)
Purchase of Office Equipment                                              (17,922)                -            (17,922)
Payment for Leasehold Improvements                                        (61,440)                -            (61,440)
Purchase of Oil & Gas Leases                                             (505,000)                -           (505,000)
Oil & Gas Exploration Costs                                              (768,645)                -           (768,645)
Purchase of Intangible Assets                                                   -                 -            (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                              (1,379,265)                -         (1,391,265)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Convertible Debenture                                     1,213,250                 -          1,213,250
Issuance of Common Shares for Cash                                         88,000           100,000            232,395
Purchase of Treasury Stock                                                      -           (97,362)           (97,362)
Payment of Notes Payable                                                  (70,385)                -            (70,385)
Proceeds from Notes Payable                                               305,000           104,413            459,328
Overdrawn Cash                                                                 82                 -                 82
Capital Contributed by Shareholder                                              -                 -                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                               1,535,947           107,051          1,737,403
                                                                ----------------- ----------------- ------------------

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                        For the Year Ended             Inception of
                                                                           December 31,                Development
                                                                      2004              2003              Stage
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash                                 $         (99,991)$          83,967 $                -
   and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period                           99,991            16,024                  -
                                                                ----------------- ----------------- ------------------

Cash and Cash Equivalents at End of Period                      $               - $          99,991 $                -
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $               - $               - $            1,016
  Franchise and income taxes                                    $               - $               - $                -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled.
















   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Fidelis Energy is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

         Subsequent to December 31, 2004, the Company started production of oil and gas extraction on several sights. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         As of December 31, 2004, several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $622,291 for the period from November 6, 2000 (inception) to
December 31, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. In addition to commencing production, the Company is actively pursuing alternative financing, has arranged a $5,000,000 convertible debenture credit line and has had discussions with other various third parties, although no additional firm commitments have been obtained.

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

Reclassification

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

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

Depreciation

         Property  and   Equipment   are  stated  at  cost.   Depreciation   and
amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


                     Asset                                Rate
------------------------------------------------  --------------------
Furniture & Fixtures                                       5 - 7 years
Office equipment                                           3 - 5 years
Leasehold improvements                                   Term of lease

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Depreciation expense for the years ended December 31, 2004 and 2003 was $7,262 and $0, respectively.

Stock Options

         The Company has adopted SFAS No. 123, "Stock Option and Purchase Plans", which establishes standards for reporting compensation expense for stock options that have been issued. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

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

NOTE 2 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $673,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

         The Company has not commenced its intended principal operations and as is common with a company in the development stage of oil and gas extraction, the Company has had recurring losses. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - SHORT-TERM NOTE PAYABLE

         On November 17, 2003, the Company repurchased 252,320,000 shares of its commons stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. As of December 31, 2004 and December 31, 2003, the Company owes $86,240 and $151,072 on this loan.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 - SHORT-TERM NOTE PAYABLE (continued)

         On April 2, 2004, the Company borrowed $305,000 from a third party for direct payment on oil and gas properties. The loan is due April 2, 2005 and bears interest of 5%. As of December 31, 2004, the Company owes $316,526 on this loan. As of December 31, 2004, loan interest of $11,526 had been capitalized and included in oil and gas leases.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4 to 10 percent. As of December 31, 2004 and December 31, 2003, the Company owed $2,989 and $3,256, respectively, relating to these notes.

NOTE 6 - CONVERTIBLE DEBENTURE CREDIT LINE

         During the year ended December 31, 2004, the Company received $1,122,250 for a stock subscription of 1,122,250 common shares. On October 25, 2004, the Company renegotiated this transaction in the form of a Convertible Debenture Credit Line of up to $5 million. Thus, these amounts have been reclassified from Common Stock to be Issued to a Current Liability. The Credit Line bares interest annual rate of Libor plus 2% percent and shall be payable 2 years from the issuance. The principal amount shall be convertible, in part for $1 per Preferred Series A Shares, at the option of the Company within the first six months and thereafter by the lender until the loan is satisfied or liquidated. The Preferred Shares shall be convertible to Common Stock on a basis equivalent to 20% of Common Stock of the Company then outstanding. As of December 31, 2004, the total amount due on the Convertible Debenture Credit Line was $1,222,335.

NOTE 7 - COMMITMENTS

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

NOTE 7 - COMMITMENTS (continued)

         The leases generally provides that insurance, maintenance, utilities and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 8 - RELATED PARTY TRANSACTIONS

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 4.22% has been imputed on the loan. As of December 31, 2004, the Company owes $108,802 on this loan.

         The Company has a "working interest" relationship with joint venture partner Silver Star Energy, Inc. (SVSE: OTC: BB). Both companies have an interest in the North Franklin gas project in Sacramento, California. More recently in January 2005 Fidelis entered into an agreement to acquire an interest in 2 oil wells at the Joarcam Project located in Alberta Canada. Silver Star is earning a 70% working interest in the entire Joarcam Project. Fidelis has also entered into an agreement for the first right of refusal to acquire the remaining 30% working interest on all future drilling locations at Joarcam. Silver Star and Fidelis will collectively have acquired a 100% working interest at Joarcam.

         In addition, Silver Star and Fidelis management work closely in the evaluation of other potential, jointly feasible exploration prospects. Also, the two companies share a common origin in that certain beneficial shareholders of both companies have contributed to their formation.

NOTE 9 - COMMON STOCK

         On November 17, 2003, the Company approved a 38:1 forward stock split. On March 26, 2004, the Company approved a 10:1 forward stock split. On December 10, 2004, the Company approved a 1.66:1 forward stock split. All references to common stock in the financial statements reflect the effects of these stock splits.

         On June 10, 2003, the Company issued 25,232,000 common shares to two people for services.

         On November 17, 2003, the Company repurchased and subsequently canceled 252,320,000 shares of its common stock from the previous president and treasurer.

         On December 23, 2003, the Company issued 32,868,000 common shares for cash.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 - COMMON STOCK (continued)

         On January 26, 2004, the Company issued 14,608,000 common shares for cash.

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled.

         On April 1, 2004, the Company authorized the issuance of 2,075,000 shares of common stock to its three directors for services rendered. As a result of this issuance, $100,000 in compensation expense was recorded.

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

         On March 17, 2004, the Board of Directors approved a stock option plan whereby 8,000,000 common shares have been set aside for employees, officers, directors and third party service providers to be distributed at the discretion of the Board of Directors. As of December 31, 2004, 1,250,000 options have been granted to the five officers/directors of the Company for an exercise price of $0.10 per share, increasing annually at 6% per annum from the grant date of March 17, 2004. The term of the options is 10 years. No compensation expense was recorded because the Company feels that the exercise price was equal to or greater than the fair value of the stock on the grant date.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 - STOCK OPTIONS (continued)

         The following table sets forth the options and warrants outstanding as of December 31, 2004 and December 31, 2003:


                                                          December 31,            December 31,
                                                              2004                    2003
                                                       -------------------     -------------------
Options Outstanding, Beginning of year                                   -                       -
         Granted                                                 1,250,000                       -
         Expired                                                         -                       -
         Exercised                                                       -                       -
                                                       -------------------     -------------------
Options Outstanding, End of year                                 1,250,000                       -
                                                       ===================     ===================
Exercise price for options outstanding, end of period  $              0.10                       -
                                                       ===================     ===================

NOTE 11 - OIL AND GAS ACTIVITIES

         As of December 31, 2004, the Company had net revenues of $15,013 from its proven reserves in the Comanche Point property.

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

         On March 16, 2004, the Company entered into a purchase agreement for participation and acquisition of a 80 percent working interest in the Comanche Point Producing Company, Tejon Lease. As compensation for its right, title and interest in the property, the Company paid $305,000 for acquisition rights and additional $200,000 to be used as working capital. As this is a proven property, the $505,000 has been capitalized.

         As of December 31, 2004, $768,645 has been capitalized in connection with the exploration of unproven properties.

NOTE 12 - SUBSEQUENT OIL AND GAS ACTIVITIES

         Subsequent to December 31, 2004, the Company acquired a working interest in the #1-A Lepovitz Gas Unit Well in Hidalgo Texas. The well is being completed and the Initial Production Rate is expected to be between 500 and 750Mcf per day.

         In March of 2005, the Company received final approval to complete and has completed the tie in of the pipe line for the first North Franklin Gas Well in California. Gas is flowing and the Initial Production Rate will be determined by the end of March, 2005.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIDELIS ENERGY, INC.

Dated: March 22, 2005                  By  /S/     Daniel Hodges
                                       ----------------------------------------
                                       Daniel Hodges
                                       President and Chairman of the Board
                                       (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of March 2005.

Signatures                                           Title

/S/     Daniel Hodges
---------------------
Daniel Hodges
President and Chairman of the Board
(Principal Executive Officer)

/S/     Sterling Klein
----------------------
Sterling Klein
Secretary/Treasurer
(Principal Financial Officer)

/S/     Frank N. Anjakos, III
-----------------------------
Frank N. Anjakos, III
Director

/S/     Julianne DeGrendele
---------------------------
Julianne DeGrendele
Director

/S/     James Marshall
----------------------
James Marshall
Director

/S/     Jeff Paro
-----------------
Jeff Paro
Director

/S/     Doug Hadley
-------------------
Doug Hadley
Director