Form 10QSB
period 2005-03-31
FIDELIS ENERGY INC
filed 2005-05-11
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

                                 (520) 319-6100
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: MARCH 31, 2005 94,584,354


         TRANSITIONAL  SMALL BUSINESS  DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                   March 31,        December 31,
                                                                                     2005               2004
                                                                              ------------------ ------------------

ASSETS
Current Assets
   Cash                                                                       $            7,274 $                -
                                                                              ------------------ ------------------
       Total Current Assets                                                                7,274                  -
                                                                              ------------------ ------------------

Oil & Gas Properties, Using Successful Efforts Method
   Oil & Gas Leases                                                                      556,526            516,526
   Oil & Gas Exploration Costs                                                         1,050,671            768,645
                                                                              ------------------ ------------------
       Total Oil & Gas Properties                                                      1,607,197          1,285,171
                                                                              ------------------ ------------------

Other Property & Equipment
   Furniture & Fixtures                                                                   26,258             26,258
   Office Equipment                                                                       19,680             17,922
   Leasehold Improvements                                                                 67,182             61,440
   Less: Accumulated Depreciation                                                        (14,401)            (7,262)
                                                                              ------------------ ------------------
       Total Property & Equipment, Net of Depreciation                                    98,719             98,358
                                                                              ------------------ ------------------

Other Assets
   Deposit                                                                                 5,173              5,173
                                                                              ------------------ ------------------
       Total Other Assets                                                                  5,173              5,173
                                                                              ------------------ ------------------

TOTAL ASSETS                                                                  $        1,718,363 $        1,388,702
                                                                              ================== ==================

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                   March 31,        December 31,
                                                                                     2005               2004
                                                                              ------------------ ------------------

LIABILITIES
Current Liabilities
   Accounts Payable                                                           $           88,223 $           82,302
   Accrued Expenses                                                                       61,438             61,550
   Overdrawn Cash                                                                              -                 82
   Note Payable                                                                          408,039            402,765
   Related Party Note Payable                                                            109,954            108,802
   Note Payable to Shareholder                                                             3,019              2,989
                                                                              ------------------ ------------------
       Total Current Liabilities                                                         670,673            658,490
                                                                              ------------------ ------------------

Non-Current Liabilities
   Convertible Debenture Credit Line                                                   1,658,493          1,222,335
                                                                              ------------------ ------------------

TOTAL LIABILITIES                                                                      2,329,166          1,880,825
                                                                              ------------------ ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 94,584,354 shares
    at March 31, 2005 and December 31, 2004                                               94,584             94,584
  Paid-In Capital                                                                        150,879            150,879
  Retained Deficit                                                                      (115,295)          (115,295)
  Deficit Accumulated During the
    Development Stage                                                                   (740,971)          (622,291)
                                                                              ------------------ ------------------

TOTAL STOCKHOLDERS' EQUITY                                                              (610,803)          (492,123)
                                                                              ------------------ ------------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                   $        1,718,363 $        1,388,702
                                                                              ================== ==================





   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       since
                                                                                                     November 6,
                                                                                                        2000
                                                                For the Three Months Ended          Inception of
                                                                         March 31,                  Development
                                                                  2005              2004               Stage
                                                            ----------------  -----------------  ------------------
Revenues                                                    $              -  $               -  $           48,735
Cost of Operations                                                         -                  -              33,722
                                                            ----------------  -----------------  ------------------

     Net Operating Income                                                  -                  -              15,013

Expenses:
   Selling & Marketing                                                   867                  -              74,721
   General & Administrative                                           50,699             17,699             255,806
   Consulting                                                         12,500             17,056             122,556
   Salaries & Directors Fees                                          32,000             10,000             251,500
                                                            ----------------  -----------------  ------------------

Operating Loss                                                       (96,066)           (44,755)           (689,570)
                                                            ----------------  -----------------  ------------------

Other Expense
  Interest                                                           (22,614)            (1,830)            (51,401)
                                                            ----------------  -----------------  ------------------

Net Income (Loss)                                           $       (118,680) $         (46,585) $         (740,971)
                                                            ================  =================  ==================

Basic & Diluted Loss                                        $              -  $               -
                                                            ================  =================


Weighted Average Shares                                           94,584,354         59,722,000
                                                            ================  =================







   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                    For the Three Months Ended         Inception of
                                                                             March 31,                 Development
                                                                      2005              2004              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $        (118,680)$         (46,585)$         (740,971)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                            7,139                58             26,401
   Shares Issued for Services                                                   -                 -            100,040

Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits                                                 -            (9,580)            (5,173)
Increase (Decrease) in Accounts Payable                                     5,921            25,284             88,223
Increase (Decrease) in Interest on Notes Payable                           22,614                 -             40,786
Increase (Decrease) in Accrued Expenses                                      (194)            3,291             61,356
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                   (83,200)          (27,532)          (429,338)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Furniture & Fixtures                                                -                 -            (26,258)
Purchase of Office Equipment                                               (1,758)           (3,488)           (19,680)
Payment for Leasehold Improvements                                         (5,742)          (41,893)           (67,182)
Purchase of Oil & Gas Leases                                              (40,000)                -           (545,000)
Oil & Gas Exploration Costs                                              (282,026)          (44,619)        (1,050,671)
Purchase of Intangible Assets                                                   -                 -            (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                                (329,526)          (90,000)        (1,720,791)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Convertible Debenture                                       420,000                 -          1,633,250
Issuance of Common Shares for Cash                                              -            88,000            232,395
Purchase of Treasury Stock                                                      -                 -            (97,362)
Payment of Notes Payable                                                        -           (70,385)           (70,385)
Proceeds from Notes Payable                                                     -             1,412            459,328
Overdrawn Cash                                                                  -                 -                 82
Capital Contributed by Shareholder                                              -                 -                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                                 420,000            19,027          2,157,403
                                                                ----------------- ----------------- ------------------

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                    For the Three Months Ended         Inception of
                                                                             March 31,                 Development
                                                                      2005              2004              Stage
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash                                 $           7,274 $         (98,505)$            7,274
   and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period                                -            99,991                  -
                                                                ----------------- ----------------- ------------------

Cash and Cash Equivalents at End of Period                      $           7,274 $           1,486 $            7,274
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $               - $             323 $            1,016
  Franchise and income taxes                                    $               - $               - $                -
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

         The unaudited financial statements as of March 31, 2005, and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         As of March 31, 2005, several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $740,971 for the period from November 6, 2000 (inception) to March 31, 2005 and requires additional financing in order to finance its business activities on an ongoing basis. In addition to commencing production, the Company is actively pursuing alternative financing, has arranged a $5,000,000 convertible debenture credit line and has had discussions with other various third parties, although no additional firm commitments have been obtained.

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

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

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

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Oil and Gas Producing Activities

         The Company is in the development stage and has earned minimal revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas properties. The Company uses the successful efforts method of accounting for these activities. Under this method of accounting, geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets. Costs incurred to drill exploratory wells and exploratory- typestratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves. Costs incurred to acquire properties and drill development wells, development-type stratigraphic test wells, successful exploratory wells, and successful exploratory-type stratigraphic wells are capitalized. Capitalized costs of wells and related equipment will be amortized, depleted, or depreciated using the units-of-production method. Costs of unproved properties will be assessed periodically to determine if an impairment loss should be recognized.

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

         Depreciation expense for the three months ended March 31, 2005 and 2004 was $7,139 and $58, respectively.

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

NOTE 4 - SHORT-TERM NOTE PAYABLE

         On November 17, 2003, the Company repurchased 252,320,000 shares of its commons stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. As of March 31, 2005 and December 31, 2004, the Company owed $87,540 and $86,240 on this loan.

         On April 2, 2004, the Company borrowed $305,000 from a third party for direct payment on oil and gas properties. The loan is due April 2, 2005 and bears interest of 5%. As of March 31, 2005 and December 31, 2004, the Company owed $320,499 and $316,526 on this loan. As of March 31, 2005, loan interest of $15,499 had been capitalized and included in oil and gas leases.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4 to 10 percent. As of March 31, 2005 and December 31, 2004, the Company owed $3,019 and $2,989, respectively, relating to these notes.

NOTE 6 - CONVERTIBLE DEBENTURE CREDIT LINE

         During the year ended December 31, 2004, the Company received $1,122,250 for a stock subscription of 1,122,250 common shares. On October 25, 2004, the Company renegotiated this transaction in the form of a Convertible Debenture Credit Line of up to $5 million. Thus, these amounts have been reclassified from Common Stock to be Issued to a Current Liability. The Credit Line bares interest annual rate of Libor plus 2% percent and shall be payable 2 years from the issuance. The principal amount shall be convertible, in part for $1 per Preferred Series A Shares, at the option of the Company within the first six months and thereafter by the lender until the loan is satisfied or liquidated. The Preferred Shares shall be convertible to Common Stock on a basis equivalent to 20% of Common Stock of the Company then outstanding. As of March 31, 2005 and December 31, 2004, the total amount due on the Convertible Debenture Credit Line was $1,658,493 and $1,222,335.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 4.22% has been imputed on the loan. As of March 31, 2005 and December 31, 2004, the Company owed $109,954 and $108,802 on this loan.

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

         The following table sets forth the options and warrants outstanding as of March 31, 2005 and December 31, 2004:

                                                                                  March 31,             December 31,
                                                                                    2005                    2004
                                                                             -------------------     -------------------
Options Outstanding, Beginning of year                                                         -                       -
         Granted                                                                       1,250,000               1,250,000
         Expired                                                                               -                       -
         Exercised                                                                             -                       -
                                                                             -------------------     -------------------
Options Outstanding, End of year                                                       1,250,000               1,250,000
                                                                             ===================     ===================
Exercise price for options outstanding, end of period                        $              0.10     $              0.10
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

         On March 16, 2004, the Company entered into a purchase agreement for participation and acquisition of a 80 percent working interest in the Comanche Point Producing Company, Tejon Lease. As compensation for its right, title and interest in the property, the Company paid $305,000 for acquisition rights and additional $200,000 to be used as working capital. As this is a proven property, the $505,000 has been capitalized. During the three months ended March 31, 2005, the Company has capitalized an additional $40,000 in connection with this property.

         As of December 31, 2004, $768,645 has been capitalized in connection with the exploration of unproven properties.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 - OIL AND GAS ACTIVITIES (continued)

         During the three months ended March 31, 2005, the Company acquired a working interest in the #1-A Lepovitz Gas Unit Well in Hidalgo Texas. The well is being completed and the Initial Production Rate is expected to be between 500 and 750Mcf per day. At March 31, 2005, $260,000 has been capitalized in connection with the development of this property.

         In March of 2005, the Company received final approval to complete and has completed the tie in of the pipe line for the first North Franklin Gas Well in California. Gas is flowing and the Initial Production Rate will be determined by the end of March, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

PLAN OF OPERATION

JOARCAM

         Fidelis Energy Inc. announced on January 28, 2005, that the company has negotiated the purchase of working interests in two oil wells at the Joarcam Project located in Alberta, Canada.

         Terms of the purchase agreement will be based on a "fair market" price for the working interest. The price will be established by a third-party reservoir engineer and will be determined after a 30-day production period is established for both wells. Following this evaluation, closing will be held April 2, 2005. Currently, asset sales of equivalent production are approximately $35,000 per barrel of oil per day.

         Fidelis will acquire a 100% working interest in the 4-27 oil well from a private Alberta company (51%) and Dixon Oil and Gas (49%). The well has been producing at a rate of 35 barrels per day since production was established in January 2004. Fidelis will also acquire a 30% working interest from the private Alberta company in a new well named 13-27. The 13-27 well is undergoing completion, as well as, production testing to establish daily rate production. The potential of the two locations is 110 to 115 bpd of production with 300,000 barrels of reserves.

         The operator and working interest partners at Joarcam envision the overall development strategy to include between 16 and 24 well locations. Fidelis has negotiated a first right of refusal to acquire the remaining 30% working interest on all future drilling locations at Joarcam from the private Alberta company. This will cover all potential property wide reserves, production and other targets that include natural gas potential on the northern portion of the leases.

         With success at Joarcam and full development, it is anticipated that the field may produce 800 to 1,200 barrels of oil per day (bbls/d) at an average of 50 barrels per day per well. Oil wells at Joarcam demonstrate very shallow decline curves. The prospect lands are located about 25 miles southeast of Edmonton, Alberta with year-round access to the property.

         Currently, the 38 degree API light oil at Joarcam has been priced at more than $48 per barrel. The project is low-risk development property with oil at a shallow depth, short payback period and long life reserves. The play is located in the "Viking C" pool adjacent to the established Joarcam Viking pool, the largest Viking hydrocarbon accumulation in Alberta, Canada.

         The seller of the 30% working interest at Joarcam is a private Alberta company, the principals of which are also beneficial shareholders of Fidelis. Fidelis is a partner with Silver Star in the North Franklin Gas Project near Sacramento, California. The management of Fidelis works closely in the evaluation of other potential, jointly feasible exploration prospects. The remaining 70% working interest in the Joarcam property and the 13-27 well are currently being earned by Silver Star Energy Inc.

NORTH FRANKLIN

         On January  31,  2005,  the  President  of Fidelis  Energy,  Inc.,  was
informed  by the  office  of the  Congressional  Representative  from the  Third
District of California that he has had confirmation from the office of the Secretary of the Interior and the U.S. Fish and Wildlife (USFWS), that the final government permit covering the easement over the last 177' of pipeline was posted in the Federal Register on February 2, 2005. With these final requirements being completed, the Company is planning, along with its North Franklin Gas Field partners, to immediately tie-in the field and the Archer-Whitney #1 well bringing this lengthy delay of our pipeline to a close.

         Fidelis Energy, Inc. had previously announced that a contract is in place with a natural gas purchaser. When final connection and tie-in is completed, the well will be evaluated as to I.P.R.'s (Initial Production Rates). Fidelis is optimistic that gas flow rates will be similar to area analog gas fields and 5,000 mcf/day is a realistic target. The Company will post the IPR from the first well on the Company's website.

         An evaluation from an independent registered geologist is being completed on the field.

         On January 28th gas prices based on PG&E-Citygate pricing was $6.03 mcf. Gas futures typically rise during the fall and winter.

         Fidelis Energy Inc. confirmed that the easement permit required prior to tie-in of the North Franklin Gas Field was posted to the Federal Register, February 2, 2005.

     The Register states that any comments on the permit were to be received by March 3, 2005. The company has been in continuous contact with the Congressman's office in the 3rd District of California and with USFWS since late December. The Company hopes to be able to tie-in the pipeline as soon as possible. The previous comment period at the local level was completed December 26, 2004.

         The Company is pleased that the Federal Register posting is now available to the public and anticipates that the imminent tie-in and flow of the gas reserves will cement its claims of the prolific nature of the North Franklin Field.

         Fidelis Energy, Inc. announced March 7, 2005 that the Company's long anticipated government permit allowing the completion of construction of the North Franklin gas pipeline has been received from the "U.S. Fish and Wildlife Service." The permit covers approval for a 177' underground boring to connect a 6 inch gas pipeline with the North Franklin Gas Field.

         The operator of the north Franklin project informed the Company that the installation and final construction of the short tie-in piece of pipeline will begin immediately. A crew is being assembled and organized for the job. Once commenced, it is expected that the work will require 4 days.

         March 14, 2005, Fidelis Energy Inc., reported that the tie-in of the North Franklin Gas Field is under way and expected to be completed and flowing gas this week.

         The partners in the project received the permit from the USFWS on March 4 after a long delay and have been forced by the wet weather conditions to further delay tie-in until this week. The contractor has begun boring the 177' to connect the two lengths of pipeline and will be casing and sleeving early this week.

         Fidelis Energy Inc. was informed on March 18, 2005, that the gas pipeline connecting the North Franklin Gas Field to the buyers' delivery system pipeline has now been completed. After a lengthy delay, the tie-in of the Archer-Whitney No. 1 well has occurred and is now tied into the pipeline for initial gas production.

         Fidelis Energy had previously announced that a contract has been executed with a natural gas purchaser. Over the next 7 to 10 days, the well will be evaluated for I.P.R.s (Initial Production Rates). March 18th gas price based on PG&E-Citygate pricing is $7.09 mcf.

         Fidelis Energy Inc. announced on March 24, 2005, that the pipeline connecting the North Franklin Gas Field to the gas buyers' delivery system is flowing gas.

         The operator of the project has choked down and metered the flow at an initial rate of 2.0MMcf. The operator will be increasing the flow in small increments until the pressures from the reservoir stabilize at an acceptable rate, which will prevent damage to the casing or productive sand layer. It is critical for the field health to inhibit a simple open flow and to choke down pressures to prevent gas reservoir "coning" and drawing water into the sands by the outgoing gas.

         The Company and its partners expect a final flow rate of 4MMcf to 5MMcf. When the Initial Production Rate (IPR) has been determined (expected within 10-15 days) the Company will release the figure.

         As of March 24th, the Company has entered "the black" and anticipates being cash-flow and earnings positive for the foreseeable future.

         Closing Citygate gas price as of March 21, 2005 was $7.19/Mcf.

HIDALGO

         February 9, 2005 Fidelis Energy, Inc. reported that the company has executed a Lease

Purchase and Development Agreement and a Joint Operating Agreement farm-in for the "Southeast Hidalgo Prospect located in Hidalgo County, Texas."

         The Hidalgo Field was discovered in 1946 by The Texas Co.'s #1 El Texano Land Company. As gas markets became available, numerous wells were drilled to develop the field. The Hidalgo Field produces gas from depths of 6,200 feet to 8,100 feet. Texaco was the major operator in the field until the late 1980's. The Hidalgo Prospect has, under lease, approximately 312 gross acres. The multi- objective gas reservoir target is Frio aged sands that have produced from 27 sand horizons, 338 Bcf gas through 2004. The main objectives of the Hidalgo Prospect are the Bell and Cord sands that have a combined potential reserve of 16.1 Bcf gas.

         Of significance are the analog wells that are producing. The Bell sand in the #2 Theser Gas Unit well has produced 20 Bcf gas at an average recovery of
2.96 Mmcf/day from seven wells. In addition, the Cord sand in the same well has a cumulative production over 62.9 Bcf from eight wells with an average recovery of 7.87 Mmcf/day.

         Fidelis and other working interest partners will be testing up-dip to these highly productive sands and have developed the drilling targets based on high-quality 3-D Seismic. The strong amplitude event anomalies give a high chance of success for the drilling of the test well.

         Dan Hodges, President of Fidelis, stated, "The acquisition of the Hidalgo Prospect that is a low risk high probability of success gas play which, if successful, will add significant cash flow to the company almost immediately. The acquisition of the Hidalgo Prospect is a great step forward toward the development and expansion of quality projects in Fidelis."

         Fidelis has acquired a 50% working interest in the play. A private Texas company is the operator of the project. Fidelis has executed the AFE (Authority for Expenditure) for the initial 7,500- foot test well, named "Lepovitz A Well," and has advanced funds to the operator totaling $260,000 for dry hole costs up to completion. The well location has been chosen, surveyed and permitted.

         Expected tie-in costs of a successful well are estimated at $150,000, as the prospect is approximately one mile from existing gas infrastructure in the area. Fidelis anticipates the spud date of the well to be in early March 2005.

         Fidelis Energy, Inc. announced February 11, 2005, details on the acquisition of the 50% working interest in the Hidalgo Prospect. Fidelis signed a Lease Purchase and Development Agreement and Joint Operating Agreement with Miramar Petroleum, Inc. on the Hidalgo Prospect located in Hidalgo County, Texas.

         Under the terms of the farm-in agreement, Fidelis advanced $260,000 to Miramar, the operator of the project, representing a two-thirds share of the costs for the drilling to completion of the 7,500- foot "Lepovitz A" natural gas well. Presently, Miramar Petroleum Inc., PI Energy and Discorbis Oil Company are the companies active in the Hidalgo field.

         Fidelis and Miramar are hopeful that if successful, the well could drain the entire lease acreage, however several wells may be required to fully exploit the lease. President Dan Hodges states, "The Company is pleased to have a strong, working interest partner in Miramar as they have a proven and successful track record in developing significant gas production from the Hidalgo field."

         Fidelis has now been informed by Miramar that a potential spud date of the well may occur earlier than previously anticipated, possibly within two weeks, based on rig availability.

         Fidelis Energy, Inc., was informed on February 17, 2005 by the operator, Miramar Petroleum, Inc. that site preparation for the well has commenced and the companies plan to spud the 7,500 foot "Lepovitz A" natural gas well next week. The operator is finalizing the required permits, site survey and well licensing in preparation for the commencement of drilling. Dependant on rig availability, the spud date is tentatively set for February 23rd.

         The operator, Miramar Petroleum, Inc. informed the Company that drilling has commenced on the Hidalgo Project. The 7,500 foot "#1-A Lepovitz Gas Unit" natural gas well was spudded, February 28, 2005. Fidelis and Miramar anticipate the drilling and well completion to take approximately two weeks.

         On March 9, 2005, the Company was informed that the "#1-A Lepovitz Gas Unit" natural gas well has now reached a depth of 6,550 feet and is expected to reach a target depth (TD) of 7,500' on Thursday, March 10th. .

         The Company geologists and working interest partner, Miramar, are now reviewing mud log data and expect the full suite of electronic logs effectuated by Schlumberger to be reviewed immediately to determine if a casing election will be made for the well. The Company will provide timely notification of these results as soon as they are available.

         Fidelis Energy, Inc., reported that the "#1-A Lepovitz Gas Unit" natural gas well reached the target depth (TD) of 7,500' on Thursday, March 10th and the Company and its partners have elected to proceed with casing.

         Both the initial mud log and down-hole electronic tests performed by Schlumberger identified a 5-foot thick sand region with a bottom hole pressure of 2,500 psi. Based on this find, the partners in the well, including Fidelis, determined to case the hole and produce the well.

         It is believed that the well should initially flow approximately 500-750Mcf per day. Upon tie- in, expected to take place by April 1, 2005, the well will flow and Initial Production Rate (IPR) testing will determine final flow rate. Fields in the area tend to flow steady with shallow decline curves.

         Total completion costs are estimated at $125,000, the prospect is approximately one mile from existing gas infrastructure in the area. Fidelis' share of the completion and tie-in costs will be approximately $62,500.

         The originally targeted sands were not located in an up-dip position as indicated by 3-D seismic logs and were actually 16' down-dip from the adjacent well, negating the target objectives as being viable sources of gas.

COMANCHE POINT

         On March 24, 2005, Fidelis Energy, Inc. announced that the pilot steam project on its 400 acre Comanche Point heavy oil field is nearing completion and the most responsive sands are being correlated.

         In late April 2005, the Company intends to start the construction and connection of dedicated steam lines and holding tank feed-lines to the most productive wells that have shown the best return from steaming operations. Though historical data on the Comanche Point Oil Field was available to the Company, management felt the prudent course of action was to perform a test (pilot) operation to categorically determine the nature of the oil sands and thus the best locations to concentrate the costly steam flooding operations. The pilot project was designed to provide usable data on the sand layer locations, thicknesses and water content so that steam operations could be focused on those layers that would respond most prolifically. Water laden sands absorb more heat than drier sands and therefore respond less favorably to steam. With the wells now nearing completion of the initial study, the Company has discovered that some of the wells which, the historic data represented as dry are actually wet while others are quite dry. The Company is pleasantly surprised at the heavy response from the up-dip wells on the south end of the project and estimates that those wells could produce 40- 50 bbls/day each and the northern down-dip wells will produce from 12-20 bbls/each.

         Currently, the project is producing around 40 bbls/day of heavy oil and with full steam implementation. It is hoped that the extraction rate will now increase to 350-450 bbls/day with the wells now in place. The price for the 'Kern County Crude' heavy 13 degree oil is hovering near $42/bbl. The Company sold a little more than 900 barrels from the holding tank this week, from oil collected over the past few weeks.

         A study is also being conducted on the possibility of deeper oil in the parcel that could be analogous to other wells in the vicinity. Data on that study will be released as it comes available.

RESULTS OF OPERATIONS

         The Company has had only limited operations, and has realized only limited revenues from the sale of oil from the Comanche Point Field. The Company has realized a net loss from operations of $740,971 since inception due primarily to legal, accounting and management fees necessary to bring the Company through the development stage to become a producer of oil and gas.

         The Company had selling and marketing expenses from continuing operations of $867 and $0 for the three months ended March 31, 2005 and 2004. General and administrative expenses were $95,199 for the three months ended March 31, 2005, which consisted mainly of officer wages and consulting expense compared to $44,755 for the three months ended March 31, 2004. The increase is attributable to an increase in operations.

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

         The Company recorded a net loss from operations of $118,680 for the three months ended March 31, 2005 compared to a net loss of $46,585 for the same period in 2004. Increase in the net loss is attributable to the execution of the Property Option Agreements, which up until that point we had limited operations.

EMPLOYEES

         As of March 31, 2005, the Company had two employees, the President and Secretary/Treasurer.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

                  None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 8, 2005

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: May 11, 2005



/S/     Daniel Hodges
Daniel Hodges
President and Chairman of the Board
(Principal Executive Officer)

/S/     Sterling Klein
Sterling Klein
Secretary/Treasurer
(Principal Financial Officer)