Form 10QSB
period 2005-06-30
FIDELIS ENERGY INC
filed 2005-08-12
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

                                 (520) 319-6100
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: JUNE 30, 2005 94,584,354


         TRANSITIONAL  SMALL BUSINESS  DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                (Unaudited)
                                                                                   June 30,        December 31,
                                                                                     2005               2004
                                                                              ------------------ ------------------

ASSETS
Current Assets
   Cash                                                                       $              816 $                -
   Accounts receivable                                                                   126,054                  -
                                                                              ------------------ ------------------
       Total Current Assets                                                              126,870                  -
                                                                              ------------------ ------------------

Oil & Gas Properties, Using Successful Efforts Method
   Oil & Gas Leases                                                                      564,522            516,526
   Oil & Gas Exploration Costs                                                         1,183,671            768,645
    Less: Depletion                                                                      (46,777)                 -
                                                                              ------------------ ------------------
       Total Oil & Gas Properties                                                      1,701,416          1,285,171
                                                                              ------------------ ------------------

Other Property & Equipment
   Furniture & Fixtures                                                                   26,258             26,258
   Office Equipment                                                                       19,680             17,922
   Leasehold Improvements                                                                 67,182             61,440
   Less: Accumulated Depreciation                                                        (21,541)            (7,262)
                                                                              ------------------ ------------------
       Total Property & Equipment, Net of Depreciation                                    91,579             98,358
                                                                              ------------------ ------------------

Other Assets
   Deposit                                                                                 5,173              5,173
                                                                              ------------------ ------------------
       Total Other Assets                                                                  5,173              5,173
                                                                              ------------------ ------------------

TOTAL ASSETS                                                                  $        1,925,038 $        1,388,702
                                                                              ================== ==================

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                 (Unaudited)
                                                                                   June 30,          December 31,
                                                                                     2005               2004
                                                                              ------------------ ------------------

LIABILITIES
Current Liabilities
   Accounts Payable                                                           $           82,302 $           82,302
   Accrued Expenses                                                                        7,771             61,550
   Overdrawn Cash                                                                              -                 82
   Note Payable                                                                          413,381            402,765
   Related Party Note Payable                                                            111,118            108,802
   Note Payable to Shareholder                                                             3,049              2,989
                                                                              ------------------ ------------------
       Total Current Liabilities                                                         617,621            658,490
                                                                              ------------------ ------------------

Non-Current Liabilities
   Convertible Debenture Credit Line                                                   1,849,474          1,222,335
                                                                              ------------------ ------------------

TOTAL LIABILITIES                                                                      2,467,095          1,880,825
                                                                              ------------------ ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 94,584,354 shares
    at June 30, 2005 and December 31, 2004                                                94,584             94,584
  Paid-In Capital                                                                         35,584             35,584
  Deficit Accumulated During the
    Development Stage                                                                   (672,225)          (622,291)
                                                                              ------------------ ------------------

TOTAL STOCKHOLDERS' EQUITY                                                              (542,057)          (492,123)
                                                                              ------------------ ------------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                   $        1,925,038 $        1,388,702
                                                                              ================== ==================







   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                    Cumulative
                                                                                                                       since
                                                                                                                    November 6,
                                                                                                                       2000
                                        For the Three Months Ended              For the Six Months Ended           Inception of
                                                 June 30,                               June 30,                    Development
                                         2005               2004                2005                2004               Stage
                                   -----------------  -----------------  ------------------  ------------------  -----------------
Revenues                           $         250,710  $           2,577  $          250,710  $            2,577  $         299,445
                                   -----------------  -----------------  ------------------  ------------------  -----------------

Expenses:
   Production Costs                          121,324                  -             121,324                   -            155,046
   Selling & Marketing                        21,071             29,665              21,938              29,665             95,792
   General & Administrative                   21,187            189,722             116,386             234,477            651,049
                                   -----------------  -----------------  ------------------  ------------------  -----------------

Operating Loss                                87,128           (216,810)             (8,938)           (261,565)          (602,442)
                                   -----------------  -----------------  ------------------  ------------------  -----------------

Other Expense
  Interest                                   (18,382)            (6,034)            (40,996)             (7,864)           (69,783)
                                   -----------------  -----------------  ------------------  ------------------  -----------------

Net Income (Loss)                  $          68,746  $        (222,844) $          (49,934) $         (269,429) $        (672,225)
                                   =================  =================  ==================  ==================  =================

Basic & Diluted Loss               $               -  $               - $                 - $                 -
                                   =================  =================  ==================  ==================


Weighted Average Shares                   94,584,354         56,450,620          94,584,354          58,111,400
                                   =================  =================  ==================  ==================




   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                     For the Six Months Ended          Inception of
                                                                             June 30,                  Development
                                                                      2005              2004              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $         (49,934)$        (269,429)$         (672,225)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Depletion                                              61,056               305             80,318
   Shares Issued for Services                                                   -           100,000            100,040

Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits                                                 -            (4,603)            (5,173)
(Increase) Decrease in Accounts Receivable                               (126,054)           (2,577)          (126,054)
Increase (Decrease) in Accounts Payable                                         -            92,645             82,302
Increase (Decrease) in Interest on Notes Payable                           40,996             7,864             59,168
Increase (Decrease) in Accrued Expenses                                   (53,861)           21,155              7,689
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                  (127,797)          (54,640)          (473,935)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Furniture & Fixtures                                                -                 -            (26,258)
Purchase of Office Equipment                                               (1,758)           (5,659)           (19,680)
Payment for Leasehold Improvements                                         (5,742)          (61,893)           (67,182)
Purchase of Oil & Gas Leases                                              (40,000)         (505,000)          (545,000)
Oil & Gas Exploration Costs                                              (415,026)         (655,619)        (1,183,671)
Purchase of Intangible Assets                                                   -                 -            (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                                (462,526)       (1,228,171)        (1,853,791)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Convertible Debenture                                       591,139                 -          1,804,389
Issuance of Common Shares for Cash                                              -           949,000            232,395
Purchase of Treasury Stock                                                      -                 -            (97,362)
Payment of Notes Payable                                                        -           (70,385)           (70,385)
Proceeds from Notes Payable                                                     -           306,412            459,328
Overdrawn Cash                                                                  -                 -                 82
Capital Contributed by Shareholder                                              -                 -                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                                 591,139         1,185,027          2,328,542
                                                                ----------------- ----------------- ------------------

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)



                                                                                                        Cumulative
                                                                                                          Since
                                                                                                         November
                                                                                                         6, 2000
                                                                     For the Six Months Ended          Inception of
                                                                             June 30,                  Development
                                                                      2005              2004              Stage
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash                                 $             816 $         (97,784)$              816
   and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period                                -            99,991                  -
                                                                ----------------- ----------------- ------------------

Cash and Cash Equivalents at End of Period                      $             816 $           2,207 $              816
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $               - $            323 $             1,016
  Franchise and income taxes                                    $               - $                $                 -
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

         The unaudited financial statements as of June 30, 2005, and for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         As of June 30, 2005, several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $672,225 for the period from November 6, 2000 (inception) to June 30, 2005 and requires additional financing in order to finance its business activities on an ongoing basis. In addition to commencing production, the Company is actively pursuing alternative financing, has arranged a $5,000,000 convertible debenture credit line and has had discussions with other various third parties, although no additional firm commitments have been obtained.

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

         Total depletion expense for the six months ended June 30, 2005 and 2004 was $46,777 and $0 respectively.

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

         Depreciation expense for the six months ended June 30, 2005 and 2004 was $14,279 and $305, respectively.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Stock-based compensation

         In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION
- TRANSITION AND DISCLOSURE" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2002.

         The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option- vesting period.

         The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

         The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25" ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent accounting pronouncements

         In November 2004, the FASB issued Statement No. 151, INVENTORY COSTS, to amend the guidance in Chapter 4, INVENTORY PRICING, of FASB Accounting Research Bulletin No. 43, RESTATEMENT AND REVISION OF ACCOUNTING RESEARCH BULLETINS, which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 will not affect the Company's financial position or results of operations.

         In December 2004, FASB issued Statement No. 123 (R), SHARE-BASED PAYMENT, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which was permitted under Statement 123, as originally issued. We currently are evaluating the impact of Statement 123 (R) on our financial condition and results of operations.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. Diluted loss per common share for the six months ended June 30, 2005 and 2004 are not presented as it would be anti-dilutive. At June 30, 2005 and 2004, the total number of potentially dilutive common stock equivalents was 1,250,000 and 1,250,000, respectively.

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

NOTE 4 - SHORT-TERM NOTE PAYABLE

         On November 17, 2003, the Company repurchased 252,320,000 shares of its commons stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. The loan due date has been extended and principal and interest are due on demand. As of June 30, 2005 and December 31, 2004, the Company owed $88,860 and $86,240 on this loan.

         On April 2, 2004, the Company borrowed $305,000 from a third party for direct payment on oil and gas properties. The loan is due April 2, 2005 and bears interest of 5%. The loan due date has been extended and principal and interest are due on demand. As of June 30, 2005 and December 31, 2004, the Company owed $324,522 and $316,526 on this loan. As of June 30, 2005, loan interest of $19,522 had been capitalized and included in oil and gas leases.

NOTE 5- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4 to 10 percent. As of June 30, 2005 and December 31, 2004, the Company owed $3,049 and $2,989, respectively, relating to these notes.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 - CONVERTIBLE DEBENTURE CREDIT LINE

         During the year ended December 31, 2004, the Company received $1,122,250 for a stock subscription of 1,122,250 common shares. On October 25, 2004, the Company renegotiated this transaction in the form of a Convertible Debenture Credit Line of up to $5 million. Thus, these amounts have been reclassified from Common Stock to be Issued to a Current Liability. The Credit Line bares interest annual rate of Libor plus 2% percent and shall be payable 2 years from the issuance. The principal amount shall be convertible, in part for $1 per Preferred Series A Shares, at the option of the Company within the first six months and thereafter by the lender until the loan is satisfied or liquidated. The Preferred Shares shall be convertible to Common Stock on a basis equivalent to 20% of Common Stock of the Company then outstanding. As of June 30, 2005 and December 31, 2004, the total amount due on the Convertible Debenture Credit Line was $1,849,474 and $1,222,335.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 4.22% has been imputed on the loan. As of June 30, 2005 and December 31, 2004, the Company owed $111,118 and $108,802 on this loan.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

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

         The following table sets forth the options and warrants outstanding as of June 30, 2005 and December 31, 2004:

                                                              June 30,              December 31,
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

         On March 16, 2004, the Company entered into a purchase agreement for participation and acquisition of a 80 percent working interest in the Comanche Point Producing Company, Tejon Lease. As compensation for its right, title and interest in the property, the Company paid $305,000 for acquisition rights and additional $200,000 to be used as working capital. As this is a proven property, the $505,000 has been capitalized. During the six months ended June 30, 2005, the Company has capitalized an additional $40,000 in connection with this property.

         As of June 30, 2005, $923,671 has been capitalized in connection with the exploration of unproven properties.

         During the three months ended March 31, 2005, the Company acquired a working interest in the #1-A Lepovitz Gas Unit Well in Hidalgo Texas. The well is being completed and the Initial Production Rate is expected to be between 500 and 750Mcf per day. At June 30, 2005, $260,000 has been capitalized in connection with the development of this property.

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

PLAN OF OPERATION

         On April 7 Fidelis Energy, Inc. announced that the Company has executed an Authority for Expenditure (A.F.E.) for the "Archer-Wildlands #1" gas well, the next well planned under the overall development plan for the North Franklin Project. Fidelis advanced funds in full to the operator totaling $133,000 for the Company's 35% working interest cost of the well to completion. The "Archer-Wildlands #1" well is licensed, permitted and the well site preparations are ongoing. Fidelis expected a tentative spud date upcoming later this month, dependent on ground conditions. A drill contract has been signed and a drilling rig has been secured for the well. The third and fourth wells into the field will be sited and permitted upon receipt of information from the 2nd well that should yield trend data as to sand thickness, porosity and permeability. In regards the Archer-Whitney #1, the well was recently tied-in and flowing gas; the operator has indicated that the behind-pipe pressure has been increasing and is above the 2900 psi level and we expect to open up the flow incrementally within the next few days. The Company previously indicated that the development of volume flows for the field is an often a lengthy process which must be undertaken with extreme caution to avoid damaging the reservoir or well. On April 22, the Company was informed that the date has been set for the spud of the Archer-Wildlands #1 well. The drilling was planned to commence in the first week of May. The Archer-Wildlands #1 is the second in a series of natural gas wells to be drilled during 2005 under the overall development plan for the North Franklin gas reservoir. Fidelis announced it would be receiving the first full month natural gas production totals from the "Archer-Whitney #1" well that was put into commercial production March 21st. The Company will have had one full month of gas production and sales by April 25th and will report the figures when received in full from the operator.

         On April 25, Fidelis reported on the success at the North Franklin "Archer-Whitney #1" well. The Company has completed its first full month of production at the North Franklin Gas Field from its "Archer-Whitney #1" well. The average daily gross earnings for the well amounted to roughly $11,000.00 per day, or $330,000 in total for all partners. The initial gas production flow rates averaged 1.4 Mmcf per day over the month. This is the first of six wells planned to be drilled into this reservoir on the leases. The well has now settled and matured to the point that the operator intends to open the choke in the coming weeks to accommodate the high tubing and casing pressures and increase gas flow. Fidelis is very happy with the ongoing developments as everything is proceeding as planned under the prudent guidance of the operator and Company. The operator of the project has choked down and metered the flow and will be increasing the gas flow in small increments. The operator's advice to the Company is to be prudently cautious in these early production days and not to be overzealous in rapidly increasing the flow rates. The operator has now indicated that the behind- pipe pressure has been stabilizing and Fidelis can now report that the plan is to safely open up the flow incrementally at stepped rates. The operator and Company have been cautious with this initial period as the well was put online, working in a slow and methodical fashion to ensure that the reservoir is developed properly. The well will continue to be opened up until the stabilization of bottom-hole pressure.

         On May  17,  Fidelis  announced  that  the  Company  has  received  the resignation letter from Mr. Dan Hodges, President effective May 31, 2005, to pursue other interests. Fidelis is now pleased to welcome Mr. Brian Wildes and Mr. William Marshall to the Company. Mr. Brian Wildes joins the Fidelis team with initial responsibilities as Engineering Consultant, directly responsible for the overseeing of all oil and gas operations at North Franklin, Joarcam, and Comanche Point as well as other projects. Mr. Wildes is an oil and gas professional with over 40 years experience. Based in Dallas Texas, Mr. Wildes and family have been in the oil business for three generations. Mr. Wildes has extensive experience in all facets of the industry beginning in the oil fields in South Texas at an early age. He was actively involved in the exploration for oil and gas in Oklahoma and Texas from the years 1980 through 1990 while the managing partner for Neitzel Wildes Investment Co. From 1980 through 1984, he managed Neitzel Wildes (Dallas, TX) capital markets activities spending substantial time working with investment firms in Denver that sponsored oil and gas drilling programs partnering with regional oil companies. Mr. Wildes managed a major oil operation near Big Springs, Texas from 1980 through 1992, doubling the overall production. Mr. Wildes has been heading a "Lease Bank" for various geologists since 1985. As a lease bank, he financed the shooting of a major 3D Seismic project in Louisiana which resulted in the drilling of many wells. He also leased banked exploration in South Texas, East Texas, Mississippi, and Oklahoma. Recently, he created Wildes Exploration in 2004 to explore for oil in Oklahoma and Kansas utilizing proprietary and new state of the art technologies resulting in the drilling of 5 exploratory wells in southwest Oklahoma. Mr. Wildes brings to Fidelis his wealth of experience and access to potentially new and exciting oil and gas projects.

         Fidelis is also pleased to announce that Mr. William Scott Marshall has agreed to join the Board of Directors as President of Fidelis. Mr. Marshall is a financial consultant with over 15 years of venture capital experience in private and public companies. Mr. Marshall is one of the founders of the Company and remains Fidelis single largest shareholder.

         With an extensive history in natural resource markets and high-tech, Mr. Marshall brings a wealth of experience to Fidelis in the form of financings, corporate filings, management, and company structure from his duties with over ten public companies. Mr. Marshall was responsible for bringing the Alberta and California projects to Fidelis. He has served on five public company boards as a director, with duties ranging from Chairman and President, to Chief Executive Officer and Corporate Secretary.

         Fidelis C.F.O, Mr. Sterling Klein states, " The addition of Mr. Wildes and Mr. Marshall to our Company will strengthen the oil and gas management and financial aspects of the business. We wish to thank Mr. Hodges for his past role and wish him the best in future endeavours."

         Mr. Klein has a long career as an oil and gas professional. As an accounting professional with an outstanding record of accomplishment in corporate financial analysis and administration, Mr. Klein brings extensive oil and gas financial experience to the Company. He has held various accounting and analyst positions in the petroleum industry working with energy majors Shell and Chevron. In addition, Mr. Klein has over 10 years experience as a financial management and administrative consultant for various private and public companies. Mr. Klein holds a degree in finance and accounting, along with certificates in securities and real estate finance.

         In other news, Fidelis has received notice from the operator of the Hidalgo project of the intention to plug and abandon the well. Following an extensive completion program, the Frio sands that initially flowed on tests of up to 750mcf/day, appear to be depleted or water filled. Fidelis plans to execute this plan immediately and will work with Miramar Petroleum on future plans in the Hidalgo-MacAllen area of Texas.

         At the Company's Comanche Point heavy oil project south of Bakersfield, the Fidelis funded $250,000 steam flood pilot study has been completed. The results have provided important information as to the recommendations by the operator. Wells steamed responded poorly to moderately but some flow rate increases were seen. It is suggested that a wet zone within the wide sections of sands tested is taking up the steam and even distribution of heat did not occur. As most well are very old, the logs and data are only marginally useful thus the operator has recommended a $300,000 program of drilling 3 wells, taking well wall cores, and doing modern down hole evaluation logging to ascertain which of the sands to selectively steam. Meanwhile, 15 wells continue to produce several barrels per day each and revenue is being generated on a monthly basis covering operating expenses. Fidelis will rely on input from its new consultant as to how to proceed.

         On May 25 Fidelis announced that the Company has begun discussions with Silver Star

Energy, Inc. regarding the possible future amalgamation of the two companies. Fidelis and Silver Star currently have common working interests in various oil and gas projects and the amalgamation of these interests would provide a larger and stronger entity for future growth. Oil and gas sector growth occurs by either merger or "growth by the drill bit" and Fidelis is positioning itself to consider both these options. The proposed amalgamation would combine all assets of both oil and gas companies into one entity, which would then have in the portfolio a combined working interest in 5 projects, these being North Franklin, Joarcam, Comanche Point, Evi and Verdigris Lake. The recent management changes of Fidelis have brought new strength of both corporate and oil and gas expertise and Fidelis has approached Silver Star with this proposal.

         The amalgamation of the aforementioned assets and individual company working interests would be based on "fair market opinion" provided by third party arms length reservoir engineering. The companies have now commissioned these reports on the various projects as a valuation of assets as a precursor to formal negotiations regarding the possible new structure of the amalgamated companies. Fidelis anticipates that discussions and negotiations will be ongoing over the next several months and will endeavor to provide regular updates on this corporate development as well as current operations.

         On May 26 Fidelis announced details of the deep gas potential in the Forbes (F-zone) at the Company's North Franklin gas reservoir, Sacramento Basin California. North Franklin is situated in the southern Sacramento Basin of California between the cities of Sacramento and Stockton that has produced in excess of 9 Tcf of gas. The deep Forbes F-zone has the potential to contain 60 Bcf gas. Combined with the producing Winters, North Franklin now has the potential to contain in excess of 100 Bcf gas. The Deep Forbes F-zone lies beneath the younger Winters sand that is currently producing from the "Archer-Whitney #1 well" and will be drilled by a second well named "Archer-Wildlands". After an aggressive land-leasing program by the partners over the last year, the North Franklin Project has now, under lease, 3,465 gross acres.

         North Franklin deep F-zone has approximately 1,200 acres of structural and stratigraphic closure based on mapping of the seismic anomaly. It is defined by regional well control and 2-D seismic data from three seismic lines. The strong AVO anomaly present indicates that gas may be present. The prospect potential is based on net pay averaging 50 feet over this closure and recovery factor of 1,000 Mcf per acre foot. The prospect reserves are estimated at 60 Bcf of gas. Gas quality is anticipated to be greater than 900 Btu. The nearest F-zone production at the Clarksburg gas field, located with in five miles of the prospect, is 930 Btu. Gas is expected to be contained in permeable, Upper Cretaceous, deep-water F-zone sandstones that are of equivalent age to sandstones that are the major producing zones in the northern portion of the Sacramento Valley. An estimated 75 feet of net reservoir sandstones are expected to be present in the upper and middle F-zone fans at the proposed test location. Equivalent Forbes sandstones are the chief producing gas reservoirs in the northern Sacramento Valley having produced in excess of 2 Tcf of gas. Drill depth through the prospective upper and middle fans at North Franklin Deep is 11,000 feet. The well would offset the productive upper Winters sand discovered in 2004 and penetrate the both the upper and middle F-zone fans at a structural favorable position. In the event that the F-zone is not productive at this location, the well could be put into production from the Winters sands. The 11,000 foot well is estimated to cost $1.5 million and Fidelis has a 35% working interest in the project. The North Franklin partners are planning to drill the test well in Q3-4 2005.

         In other news, the Company updated the drilling timing of the Archer-Wildlands #1 well, the second well at the North Franklin project. Fidelis now expects the well to be spudded in early June. The timing of drilling is always approximate, as all companies must line up in a drilling schedule that varies and is subject to change as to when the rig is released following drilling jobs. Fidelis has always reported when the rig was expected and anticipated using the best information it has at that time. Fidelis has paid in full for the cost of drilling "Archer-Wildlands #1" and has been informed by the operator that all required site preparations and permitting is complete. In addition, facilities are already in place to tie-in the gas immediately on well completion and no further permitting delays will occur as happened with the initial well.

         On June 2 Fidelis announced the April and May 2005 production totals for the "Archer- Whitney #1" well and updates operations at North Franklin. The natural gas production is sold into the pipeline where Fidelis receives PG&E Citygate pricing for the gas. Since full production began on March 23rd to the most recent data received by the Company on May 31 the "Archer-Whitney #1" well has produced 98.5 Mmcf gas in 70 days at an average rate of 1.41 Mmcf per day. Total production to date has generated $591,000 to the partners. Production by month has been 13.5 Mmcf in 9 days of March, 41.2 Mmcf for April and 43.8 Mmcf for May.

         The operator of the project had intended to increase the flow rate to 2.5-3.0 Mmcf per day, but has maintained a choked back gas flow since the onset of production only increasing the gas flow in small increments. The latest project update at the well is that, under advice from the operator, gas flow now will remain choked back to between 1.75 Mmcf and 2.0 Mmcf per day until the second well is drilled and completed. As reported earlier, Fidelis anticipates a spud date to be announced shortly in June. With more information provided from the second well, this will provide important geological and reservoir data and confidence that detriment will not be done to the reservoir prior to opening up the well to its fullest capacity. North Franklin is a new reservoir discovery and time will be required to evaluate the full potential of the gas field. Fidelis expects that in time, production rates will meet original expectations of 4-5 Mmcf per day.

         The well is currently producing between 1.5-1.6 Mmcf per day from the latest numbers received by Fidelis. The operator's advice to the Company is to be prudently cautious in these early production days and not to be overzealous in rapidly increasing the flow rates to maintain the integrity of the reservoir until more information is available. Fidelis will now announce gas production totals and rates on a monthly basis, or more frequently when warranted.

         On June 20 Fidelis announced the preparations to spud the "Archer-Wildlands #1" well at the North Franklin Project in the Sacramento Basin of California. This is the next gas well to be drilled under the overall development plan for the North Franklin Project. The well location is an offset to the "Archer-Whitney #1" well that has been in production since March 2005. The drilling rig is currently being mobilized to the North Franklin site. After rig up, it is anticipated that drilling to the 8,000 foot depth should take 8-10 days following which, the well will be completed and tied-in to the pipeline. Fidelis anticipates a spud date of the well to be on June 21 or 22. On June 27 Fidelis announced "Archer-Wildlands #1" well had spudded and is drilling ahead at the North Franklin Project, Sacramento Basin of California. The well was spudded on June 25th is a close offset to the "Archer-Whitney #1" well that has been in production since March 2005. This is the second gas well to be drilled in the North Franklin gas reservoir under the 2005 development plan. The Company is optimistic that the Winters sand gas pay zone will be thicker at this location than the "Archer-Whitney #1" well, based on 2D seismic and geological mapping of the formation. Drilling to the 8,000 foot depth should take 8-10 days following which, the well will be completed and tied-in to the pipeline.

SUBSEQUENT EVENTS

         On July 5, Fidelis announced the June gas production at the "Archer-Whitney #1" well at the Company's North Franklin gas reservoir totaled
44.859 Mmcf for the 30 days in June. The average daily production was 1.50 Mmcf per day. The second well, "Archer-Wildlands #1" today is nearing, and should reach the total depth of 8,000 feet. The Company expects that the well is to finish this evening and a suite of well logs will be run and available for review on July 6th. Fidelis will endeavor to report drilling results as soon as they are available.

         On July 18, after a short drilling delay Fidelis announce that the "Archer-Wildlands #1" gas well at the Company's North Franklin Project reached a total depth of 7,736 feet on June 15. The Winters sand pay had excellent gas shows in the mud log and the suite of Resistivity and Sonic electronic logs showed clean sand pay with 100% gas fill-up within the pay zone. The intersected sand pay exceeds in thickness what is producing at the "Archer-Whitney" well. A casing election was immediately made and the Company is pleased to report that the well is now cased to depth with production casing. Fidelis and partners are now preparing to complete the well and the operator is preparing a perforation plan to be implemented during the well completion phase. Of note, is that the gas gathering line and tie-in to pipeline have been constructed at the Wildlands location. Now all that will be required is to install a gas-flow meter following the perforation and completion program. The well can be tied-in to the pipeline with no delays, such as occurred with the initial pipeline construction. The operator has called for a completion rig and Fidelis will report on timing when the rig becomes shortly available. It is estimated that the completion phase of the well that includes will occur over the next 2 weeks.

RESULTS OF OPERATIONS

         The Company has had only limited operations, and has realized only limited revenues from the sale of oil from the Comanche Point Field. The Company has realized a net loss from operations of $672,225 since inception due primarily to legal, accounting and management fees necessary to bring the Company through the development stage to become a producer of oil and gas.

         The  Company  had  selling  and  marketing   expenses  from  continuing
operations of $21,938 and $29,665 for the six months ended June 30, 2005 and 2004. General and administrative expenses were $116,386 for the six months ended June 30, 2005, which consisted mainly of officer wages and consulting expense compared to $234,477 for the six months ended June 30, 2004.

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

         The Company recorded a net loss from operations of $49,934 for the six months ended June 30, 2005 compared to a net loss of $269,429 for the same period in 2004. Decrease in the net loss is attributable to production revenues from the Company's oil and gas leases.

EMPLOYEES

         As of June 30, 2005, the Company had two employees, the President and Secretary/Treasurer.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

         On June 3, 2005, the Company filed on Form 8-K, under Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

         On June 15, 2005, the Company filed on Form 8-K, under Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 11, 2005

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: August 11, 2005



/S/     William Marshall
William Marshall
President
(Principal Executive Officer)

/S/     Sterling Klein
Sterling Klein
Secretary/Treasurer
(Principal Financial Officer)