Form 10QSB
period 2005-09-30
FIDELIS ENERGY INC
filed 2005-11-14
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

                 5151 EAST BROADWAY, SUITE 1600, TUCSON AZ 85711
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (520) 319-6100
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: SEPTEMBER 30, 2005 94,584,354
-----------------------------------

         TRANSITIONAL  SMALL BUSINESS  DISCLOSURE FORMAT (CHECK ONE). YES ; NO X
------ ------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [ X ]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                                 BALANCE SHEETS



                                                                                (Unaudited)
                                                                                 September 30,      December 31,
                                                                                     2005               2004
                                                                              ------------------ ------------------

ASSETS
Current Assets
   Cash                                                                       $              128 $                -
   Accounts receivable                                                                   222,398                  -
                                                                              ------------------ ------------------
       Total Current Assets                                                              222,526                  -
                                                                              ------------------ ------------------

Oil & Gas Properties, Using Successful Efforts Method
   Oil & Gas Leases                                                                      568,595            516,526
   Oil & Gas Exploration Costs                                                         1,156,526            768,645
    Less: Depletion                                                                      (77,875)                 -
                                                                              ------------------ ------------------
       Total Oil & Gas Properties                                                      1,647,246          1,285,171
                                                                              ------------------ ------------------

Other Property & Equipment
   Furniture & Fixtures                                                                   26,258             26,258
   Office Equipment                                                                       19,680             17,922
   Leasehold Improvements                                                                      -             61,440
   Less: Accumulated Depreciation                                                        (12,468)            (7,262)
                                                                              ------------------ ------------------
       Total Property & Equipment, Net of Depreciation                                    33,470             98,358
                                                                              ------------------ ------------------

Other Assets
   Deposit                                                                                 5,173              5,173
                                                                              ------------------ ------------------
       Total Other Assets                                                                  5,173              5,173
                                                                              ------------------ ------------------

TOTAL ASSETS                                                                  $        1,908,415 $        1,388,702
                                                                              ================== ==================


                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                                 BALANCE SHEETS




                                                                                (Unaudited)
                                                                                 September 30,      December 31,
                                                                                     2005               2004
                                                                              ------------------ ------------------

LIABILITIES
Current Liabilities
   Accounts Payable                                                           $           16,032 $           82,302
   Accrued Expenses                                                                       75,101             61,550
   Overdrawn Cash                                                                              -                 82
   Note Payable                                                                          418,794            402,765
   Related Party Note Payable                                                            112,294            108,802
   Note Payable to Shareholder                                                             3,080              2,989
                                                                              ------------------ ------------------
       Total Current Liabilities                                                         625,301            658,490
                                                                              ------------------ ------------------

Non-Current Liabilities
   Convertible Debenture Credit Line                                                   2,038,569          1,222,335
                                                                              ------------------ ------------------

TOTAL LIABILITIES                                                                      2,663,870          1,880,825
                                                                              ------------------ ------------------

Stockholders' Equity:
  Preferred Stock, Par value $.001
    Authorized 10,000,000 shares, Issued -0- shares
    at September 30, 2005 and December 31, 2004                                                -                  -
  Common Stock, Par value $.001
    Authorized 300,000,000 shares, Issued 94,584,354 shares
    at September 30, 2005 and December 31, 2004                                           94,584             94,584
  Paid-In Capital                                                                         35,584             35,584
  Retained Deficit                                                                      (885,623)          (622,291)
                                                                              ------------------ ------------------

TOTAL STOCKHOLDERS' EQUITY                                                              (755,455)          (492,123)
                                                                              ------------------ ------------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                   $        1,908,415 $        1,388,702
                                                                              ================== ==================




   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                          (Unaudited)                            (Unaudited)
                                                   For the Three Months Ended             For the Nine Months Ended
                                                          September 30,                          September 30,
                                                    2005                2004                2005               2004
                                              -----------------  ------------------  ------------------  -----------------
Revenues                                      $         356,216  $            9,869  $          606,926  $          12,446
                                              -----------------  ------------------  ------------------  -----------------

Expenses:
   Production Costs                                     111,383                   -             232,707                  -
   Exploration Costs, including dry holes               270,962                   -             270,962
   Selling & Marketing                                   24,440              19,014              46,378             48,679
   General & Administrative                              83,018             100,319             199,404            334,796
                                              -----------------  ------------------  ------------------  -----------------

Operating Income (Loss)                                (133,587)           (109,464)           (142,525)          (371,029)
                                              -----------------  ------------------  ------------------  -----------------

Other Income (Expense)
  Gain (loss) on disposal of assets                     (55,168)                  -             (55,168)                 -
  Interest                                              (24,643)             (6,317)            (65,639)           (14,181)
                                              -----------------  ------------------  ------------------  -----------------

Net Income (Loss)                             $        (213,398) $         (115,781) $         (263,332) $        (385,210)
                                              =================  ==================  ==================  =================

Basic & Diluted Loss                          $               -  $                -  $                -  $               -
                                              =================  ==================  ==================  =================


Weighted Average Shares                              94,584,354          93,521,080          94,584,354         95,419,556
                                              =================  ==================  ==================  =================


   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                              (Unaudited)
                                                                                       For the Nine Months Ended
                                                                                            September 30,
                                                                                          2005                2004
                                                                                 -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                         $        (263,332) $         (385,210)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Depletion                                                               95,095               1,317
   (Gain) loss on disposal of assets                                                        55,168
   Shares Issued for Services                                                                    -             100,000

Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits                                                                  -              (5,173)
(Increase) Decrease in Accounts Receivable                                                (222,398)             (6,846)
Increase (Decrease) in Accounts Payable                                                    (66,270)             75,978
Increase (Decrease) in Interest on Notes Payable                                            65,639              14,181
Increase (Decrease) in Accrued Expenses                                                     13,468              41,407
                                                                                 -----------------  ------------------
  Net Cash Used in operating activities                                                   (322,630)           (164,346)
                                                                                 -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Furniture & Fixtures                                                                 -             (18,793)
Purchase of Office Equipment                                                                (1,758)            (13,005)
Payment for Leasehold Improvements                                                          (5,742)            (55,865)
Purchase of Oil & Gas Leases                                                               (40,000)           (505,000)
Oil & Gas Exploration Costs                                                               (387,881)           (765,145)
                                                                                 -----------------  ------------------
Net cash provided by investing activities                                                 (435,381)         (1,357,808)
                                                                                 -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Convertible Debenture                                                        758,139           1,122,250
Issuance of Common Shares for Cash                                                               -              88,000
Payment of Notes Payable                                                                         -             (70,385)
Proceeds from Notes Payable                                                                      -             306,142
                                                                                 -----------------  ------------------
Net Cash Provided by Financing Activities                                                  758,139           1,446,007
                                                                                 -----------------  ------------------


                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)



                                                                                              (Unaudited)
                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                           2005             2004
                                                                                 -----------------  ------------------

Net (Decrease) Increase in Cash                                                  $             128  $          (76,147)
   and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period                                                 -              99,991
                                                                                 -----------------  ------------------

Cash and Cash Equivalents at End of Period                                       $             128  $           23,844
                                                                                 =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                       $               -  $              323
  Franchise and income taxes                                                     $               -  $                -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled.
















   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Fidelis Energy is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2005, and for the three and nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

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

         As of September 30, 2005 the Company's cash flow from operations exceeded its general and administrative and other operational expenses. Also the Company is actively pursuing alternative financing and has arranged a $5,000,000 convertible debenture credit line and has had discussions with other various third parties, although no additional firm commitments have been obtained.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, acquiring interests in various exploration and production opportunities and the continued success of its current oil and gas operations.

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

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 6, 2000. Since November 6, 2000, the Company was in the development stage, and had not commenced planned principal operations. On June 10, 2003, the Company changed its name to Eagle Star Energy, Inc. to reflect the current direction of the company. On February 24, 2004, the Company changed its name to Fidelis Energy, Inc. The Company operated as a development stage company until the first quarter of 2004, when it began exploration for oil and gas. During the second quarter of 2004, the Company acquired a proven well field and was setting up the extraction process. During the second quarter of 2005, the Company commenced planned principal operations, and was no longer considered a development stage company.

Nature of Business

         The Company was originally formed to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company was not successful in its plans and during the 2nd quarter of 2003 changed the business plan.

         The Company is presently in the production stage of the oil and gas industry. The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in California and Canada that do not meet the requirements of the larger producers and developers. The Company intends to acquire smaller, underdeveloped producers generally under control of small family-owned operators who are interested in selling out.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform to the 2005 presentation.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Oil and Gas Producing Activities

         The Company is in the production stage and has earned revenues from its planned operations in the quarter ending September 30, 2005. It is primarily engaged in the acquisition, exploration and development of oil and gas properties. The Company uses the successful efforts method of accounting for these activities. Under this method of accounting, geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets. Costs incurred to drill exploratory wells and exploratory- typestratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves. Costs incurred to acquire properties and drill development wells, development-type stratigraphic test wells, successful exploratory wells, and successful exploratory-type stratigraphic wells are capitalized. Capitalized costs of wells and related equipment will be amortized, depleted, or depreciated using the units-of-production method. Costs of unproved properties will be assessed periodically to determine if an impairment loss should be recognized.

         Total depletion expense for the nine months ended September 30, 2005 and 2004 was $77,875 and $0 respectively.

Depreciation

         Property  and   Equipment   are  stated  at  cost.   Depreciation   and
amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


                     Asset                                Rate
------------------------------------------------  --------------------
Furniture & Fixtures                                       5 - 7 years
Office equipment                                           3 - 5 years
Leasehold improvements                                   Term of lease

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Depreciation expense for the nine months ended September 30, 2005 and 2004 was $17,220 and $1,317, respectively.

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

         In December 2004, FASB issued Statement No. 123 (R), SHARE-BASED PAYMENT, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. Effective for periods beginning after December 15, 2005, SFAS 123(R) will require us to recognize the grant- date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value- based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which was permitted under Statement 123, as originally issued. We currently are evaluating the impact of Statement 123 (R) on our financial condition and results of operations.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. Diluted loss per common share for the nine months ended September 30, 2005 and 2004 are not presented as it would be anti-dilutive. At September 30, 2005 and 2004, the total number of potentially dilutive common stock equivalents was 1,250,000 and 1,250,000, respectively.

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

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $673,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 3 - SHORT-TERM NOTE PAYABLE

         On November 17, 2003, the Company repurchased 25,232,000 shares of its common stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. The loan due date has been extended and principal and interest are due on demand. As of September 30, 2005 and December 31, 2004, the Company owed $90,199 and $86,240 on this loan.

         On April 2, 2004, the Company borrowed $305,000 from a third party for direct payment on oil and gas properties. The loan is due April 2, 2005 and bears interest of 5%. The loan due date has been extended and principal and interest are due on demand. As of September 30, 2005 and December 31, 2004, the Company owed $328,595 and $316,526 on this loan. As of September 30, 2005, loan interest of $23,596 had been capitalized and included in oil and gas leases.

NOTE 4- NOTE PAYABLE FROM SHAREHOLDER

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 4 to 10 percent. As of September 30, 2005 and December 31, 2004, the Company owed $3,080 and $2,989, respectively, relating to these notes.

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 - CONVERTIBLE DEBENTURE CREDIT LINE

         During the year ended December 31, 2004, the Company received $1,122,250 for a stock subscription of 1,122,250 common shares. On October 25, 2004, the Company renegotiated this transaction in the form of a Convertible Debenture Credit Line of up to $5 million. Thus, these amounts have been reclassified from Common Stock to be issued to a Current Liability. The Credit Line bares interest annual rate of Libor plus 2% percent and shall be payable 2 years from the issuance. The principal amount shall be convertible, in part for $1 per Preferred Series A Shares, at the option of the Company within the first six months and thereafter by the lender until the loan is satisfied or liquidated. The Preferred Shares shall be convertible to Common Stock on a basis equivalent to 20% of Common Stock of the Company then outstanding. As of September 30, 2005 and December 31, 2004, the total amount due on the Convertible Debenture Credit Line was $2,038,570 and $1,222,335.

NOTE 6 - COMMITMENTS

         On January 22, 2004, the Company entered into a lease for office space. The rental charges are approximately $4,300 per month commencing May 1, 2004. The lease expires April 30, 2008.

         The minimum future lease payments under this lease for the next five years are:


Ending December 31,
2004                                                  $           34,028
2005                                                              52,053
2006                                                              53,620
2007                                                              55,233
2008                                                              18,591
                                                      ------------------
Total Minimum Lease Payments                          $          213,525
                                                      ==================

         The lease generally provides that insurance, maintenance, utilities and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

         As of July 1, 2005 the Company had its above lease obligation assumed by another party and relocated to new premises within the same metro area. This move will precipitate a write-off of leasehold improvements in the amount of $67,182, which were written off during the quarter ended September 30, 2005. The rent for the new office is on a month-to-month basis and will not exceed $500 per month.

NOTE 7 - RELATED PARTY TRANSACTIONS

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 4.22% has been imputed on the loan. As of September 30, 2005 and December 31, 2004, the Company owed $112,294 and $108,802 on this loan.

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

         The Company has a "working interest" relationship with joint venture partner Silver Star Energy, Inc. (SVSE: OTC: BB). Both companies have an interest in the North Franklin gas project in Sacramento, California. More recently in January 2005, Fidelis also entered into an agreement for the first right of refusal to acquire a 30% working interest in 2 oil wells and all future drilling locations at the Joarcam Project located in Alberta Canada. Silver Star is earning a 70% working interest in the entire Joarcam Project.

         In addition, Silver Star and Fidelis management work closely in the evaluation of other potential, jointly feasible exploration prospects. Also, the two companies share a common origin in that certain beneficial shareholders of both companies have contributed to their formation.

NOTE 8 - COMMON STOCK

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

         On November 17, 2003, the Company repurchased and subsequently canceled 25,232,000 shares of its common stock from the previous president and treasurer.

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

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

         The following table sets forth the options and warrants outstanding as of September 30, 2005 and December 31, 2004:


                                                                               September 30,            December 31,
                                                                                    2005                    2004
                                                                            --------------------     -------------------
Options Outstanding, Beginning of year                                                         -                       -
         Granted                                                                       1,250,000               1,250,000
         Expired                                                                               -                       -
         Exercised                                                                             -                       -
                                                                            --------------------     -------------------
Options Outstanding, End of year                                                       1,250,000               1,250,000
                                                                            ====================     ===================
Exercise price for options outstanding, end of period                       $               0.11     $              0.10
                                                                            ====================     ===================

                              FIDELIS ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 - OIL AND GAS ACTIVITIES

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

         On March 16, 2004, the Company entered into a purchase agreement for participation and acquisition of an 80 percent working interest in the Comanche Point Producing Company, Tejon Lease. As compensation for its right, title and interest in the property, the Company paid $305,000 for acquisition rights and additional $200,000 to be used as working capital. As this is a proven property, the $505,000 has been capitalized. During the nine months ended September 30, 2005, the Company has capitalized an additional $40,000 in connection with this property.

         As of September 30, 2005, $1,156,526 has been capitalized in connection with the exploration of proven properties at North Franklin.

         During the three months ended March 31, 2005, the Company acquired a working interest in the #1-A Lepovitz Gas Unit Well in Hidalgo Texas. The well has since been completed and is deemed to be nonviable. As a result it has been plugged and abandoned. At September 30, 2005, the amount of $270,962 that had been capitalized in connection with the development of this property was written off to expense.

         In March of 2005, the Company received final approval to complete and has completed the tie in of the pipeline for the first North Franklin Gas Well in California. The Well has been in production for seven months now. Also a second well at the North Franklin, the Archer-Wildlands #1 well has been completed and has been in production since August, 2005.

         Fidelis Energy has received a reservoir engineering reserve report from Chapman Petroleum Engineering, Ltd. on the North Franklin Project. The two producing gas wells, Archer-Whitney #1 and Archer-Wildlands #1 were used to assign the following net reserves to Fidelis Energy's 35% working interest.

         The reserves in the category of Proved Developed Producing total 3.413 Bcf with a N.P.V. (Net Present Value) at a 10% D.C.F. (Discounted Cash Flow) of $11,609,000. These reserves reflect the two producing wells only. Additional "Probable" reserves have been estimated for incremental recovery on the two existing wells and for one down dip location. However, under SEC regulations probable reserves are not recognized and therefore are not reported.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

PLAN OF OPERATION

         On July 5, Fidelis Energy, Inc. announced that the June gas production at the "Archer-Whitney #1" well at the Company's North Franklin gas reservoir totaled 44.859 Mmcf for the 30 days in June. The average daily production was
1.50 Mmcf per day. The second well, "Archer-Wildlands #1" was nearing, and should reach the total depth of 8,000 feet. The Company expects that the well is to finish this evening and a suite of well logs will be run and available for review on July 6th. Fidelis will endeavor to report drilling results as soon as they are available. Fidelis receives PGE-Citygate gas pricing from North
Franklin production, which on July 1st was in the $6.13 per Mcf range. NYMEX natural gas futures have risen to between $7.17 and $8.82 for 2005-2006 giving Fidelis an indication of what future gas production revenue may be during the upcoming months.

         On July 18, Fidelis announced that the "Archer-Wildlands #1" gas well at the Company's North Franklin Project reached a total depth of 7,736 feet on July 15. The Winters sand pay had excellent gas shows in the mud log and the suite of Resistivity and Sonic electronic logs showed clean sand pay with 100% gas fill-up within the pay zone. The intersected sand pay exceeds in thickness what is producing at the "Archer-Whitney" well. A casing election was immediately made and the Company is pleased to report that the well is now cased to depth with production casing. The Company and partners are preparing to complete the well and the operator is developing a perforation plan to be implemented during the well completion phase. Notably, the gas gathering line and tie-in to pipeline are already in place at the Wildlands location. All that will be required is to install a gas- flow meter following the perforation and completion program. The well can be tied-in to the pipeline with no delays, such as occurred with the initial pipeline construction. The operator has called for a completion rig and Fidelis will report on timing when the rig becomes available. It is estimated that the completion phase of the well will occur over the next 2 weeks. Mr. William Marshall, President stated, "Fidelis is extremely pleased with the drilling results of the new "Archer-Wildlands" well at North Franklin. By adding the additional gas production from the North Franklin reservoir, we will be increasing the cash flow to the Company and adding value to the shareholders. Fidelis is committed to continued strong growth for Company and developing the North Franklin Project is foremost in our plans for achieving this."

         On August 2, Fidelis announced that the completion program at the "Archer-Wildlands #1" gas well has begun. The completion rig arrived at the North Franklin Project site. The perforation of the Winters gas pay zone will be done August 3, following which, the well will be flow tested and tied-in to the existing gas pipeline infrastructure. The operation was estimated to take 3 to 4 days. After the well is tied-in, Fidelis will have two producing gas wells in the North Franklin reservoir. On Monday, the PGE-Citygate gas pricing from North Franklin production was quoted at $7.14 per Mcf. Fidelis has posted recent photos of the North Franklin Project in the "Photo Gallery" section of the website. These include drilling of the "Archer-Wildlands #1" well and the production facilities at the "Archer-Whitney #1" well location. These pictures can be viewed at www.fidelisenergy.com Gas prices in the Sacramento Basin continue to rise with the NYMEX futures. On July 15th, the PGE- Citygate gas pricing from North Franklin production was $7.18 per Mcf.

         On August 3, Fidelis reported that the July gas production at the "Archer-Whitney #1" well at the Company's North Franklin gas reservoir totaled
46.212 Mmcf for the 31 days in July. The average daily production was 1.49 Mmcf per day.

         The well has exhibited stable production at these rates since the onset of production in March 2005. Now that the second well has been drilled and the partners have gained important information on the reservoir integrity, the operator has indicated that gas flow rates at the "Archer-Whitney #1" well can be safely increased. Fidelis will report when this occurs and update rates when available. As earlier reported, the completion program at the "Archer-Wildlands #1" well was ongoing and the Company will report on all developments when information is received from the operator. Fidelis receives PGE-Citygate gas pricing from North Franklin production, which on August 1st was in the $7.14 per Mcf range. NYMEX natural gas futures have risen to between $8.15 and $9.54 for 2005- 2006 giving Fidelis an indication of what the revenue from upcoming gas production may be in the near future.

         On August 8, Fidelis announced the commencement of commercial gas production at the "Archer-Wildlands #1" well on the Company's North Franklin Project, Sacramento California. The well was successfully completed in the Winters pay zone, following which the well was connected to the existing pipeline infrastructure. The analysis of the gas returned a value of 945 B.T.U, in keeping with the gas value being produced from the "Archer-Whitney" well. The "Archer-Wildlands #1" well has been initially brought online at a rate of 1.0 Mmcf per day. This I.P.R. (initial production rate) will be closely evaluated by the operator and stepped up over time once stable rates are achieved. Now that this second gas well has been put into production, the partners are gaining important information on the North Franklin gas reservoir integrity. As a result, the operator has stated that gas flow rates at the "Archer-Whitney #1" well can be safely increased. Fidelis will shortly report updated production rates from the well when they are made available to the Company. Fidelis receives PGE- Citygate gas pricing from North Franklin production, which on August 5th was in the $7.60 per Mcf range. NYMEX natural gas futures have risen to between $8.47 and $9.67 for 2005-2006 giving Fidelis an indication of what the revenue from upcoming gas production may be in the near future.

         On August 10, Fidelis announced that the daily gas production at the "Archer-Whitney #1" well at North Franklin has been stepped up to 1.8 Mmcf per day, and is capable of going higher. The operator's goal is to move the production rate up to 2 Mmcf per day over the next few weeks will be undertaking further increases of the gas flow rates over time. After each increase of the production rate, an evaluation period will be required to assess the well pressures, performance and to maintain reservoir integrity. The combined production from the "Archer-Whitney #1" and the "Archer- Wildlands #1" as of today is 2.8 Mmcf per day.

         On August 10, Fidelis Energy announced that the Company has executed a memorandum of understanding (M.O.U.) to acquire a 25% working interest from a private company, in a very prospective Kansas oil and gas play. Fidelis will be signing formal contracts and a joint operation agreement (J.O.A.) shortly. Fidelis and partners have now acquired participation rights in a large data base that includes a geophysical survey covering approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. Total cumulative oil production through 1999 from these counties is more than 978 million barrels of oil. The geophysical survey utilized RAM technology, owned by Paramount Energy Corp., which is a geophysical methodology used to highlight oil and gas deposits. Unlike 2-D and 3-D seismic methods, which gather information based upon artificially induced sonic responses recorded at the surface, RAM technology identifies "unique bright spots" using its proprietary software to process certain aspects of the earth's magnetic field data. Data is collected by a low flying aircraft equipped with specialized equipment and then analyzed by RAM software. These "unique bright spot" anomalies can be correlated to near-surface alterations caused by the slow geochemical processes that occur over both oil and gas deposits. The RAM technology is an indirect hydrocarbon indicator independent of structure so it a good tool in areas where seismic is not. Since RAM data is collected from an aircraft, large acreage surveys can be acquired many times faster and many times less costly than traditional seismic. That makes RAM an ideal first reconnaissance tool. Several identified RAM anomalies interpreted within the survey area are believed to have hydrocarbon potential over multi-sections of lands that have never been tested with a drill bit. Most nearby production within this region of the Central Kansas Platform produces from Mississippian age and older limestone rocks above the Arbuckle dolomite formation. Some of the accumulations of hydrocarbons are stratagraphically trapped and unrelated to structure and therefore not easily identifiable by traditional seismic. The magnetic survey and interpretation of the region is of excellent quality. Oil wells will be drilled to test the most promising prospects to the deepest known petroleum formation, the Arbuckle, generally less than 4000' in depth in the Central Kansas Platform. Drilling costs have been estimated to be in the order of $200,000 for a cased and completed well. The Central Kansas Platform covered by the survey and interpretation contains some of the most prolific production from shallow depths in that part of the country. There are many established oil fields within the boundaries of the survey area. The survey indicates "bright spots" that could be hydrocarbon accumulations not yet discovered by traditional seismic or other older exploration technologies. Multiple prospects are expected to be generated after more extensive field tests. Fidelis and partners are proceeding to further evaluate the most prospective oil and gas targets for drilling utilizing complimentary geochemical and geophysical methodologies in their field-testing. The operator will then recommend leases for acquisition and the exploration program will commence. Fidelis, with a 25% working interest, will be participating in a joint venture with other working interest partners who are Silver Star Energy, Inc. that has a 20% working interest, and Cascade Energy, Inc. that also has a 25% working interest. The private company will be carried through the drilling and completion of the first two (2) exploratory wells. The 70% working interest partners will pay 100% of the costs of drilling and completing the initial two wells. Subsequent to those first two wells, all participants in the play will contribute on a straight up working interest basis.

         On August 24, Fidelis announced that the daily gas production at the North Franklin gas reservoir has now surpassed 3.0 Mmcf per day from production at the two wells, Archer-Whitney #1 and Archer-Wildlands #1. Fidelis has earlier reported the operator's strategy, which is to move the production rate up over a period of weeks, and will be undertaking additional flow rate increases over time. After each increase of the production rate, an evaluation period will be required to assess the well pressures, performance and to maintain reservoir integrity.

         On September 6, Fidelis reported on the gas production totals for the month of August. Production was from the two gas wells; "Archer-Whitney #1" and "Archer-Wildlands #1" at the Company's North Franklin gas reservoir. August production totaled 78.89 Mmcf for the month. The "Archer-Whitney #1" well monthly production was 49.16 Mmcf and the "Archer-Wildlands #1" well produced
26.73 Mmcf since production began on August 8th. Since August 22nd, after increasing the flow rates, the two wells combined production has surpassed 3.0 Mmcf per day.

         On September 12, Fidelis announced that management of the Company and Silver Star

Energy, Inc. have collectively agreed suspend the discussions as to the possible amalgamation of the two companies for a period of at least one year. Fidelis and Silver Star will continue to separately develop, along a parallel path, their own working interests in the North Franklin Project and the recently announced Kansas Play. Fidelis management feels that with the recent increases in commodity prices, especially the increased cash flow from the natural gas production in California, that the Company is well positioned to move forward aggressively on its own to develop the working interests on the various projects. Fidelis also wishes to announce that is moving forward on a large financing that will allow the full development of the North Franklin and Kansas projects.

         On September 22, Fidelis reported on the first weeks of September gas production from the North Franklin gas reservoir. Gas production from the two wells, the "Archer-Whitney #1" and "Archer-Wildlands #1" for the first 11 days totaled 32.53 Mmcf at an average daily rate of 2.957 Mmcf per day. Production flow rate increases have been implemented and both wells continue to perform to the Company's expectations. Fidelis and the operator continue to monitor progress of the new well and overall reservoir. For the first time since commercial production began in March of 2004, PGE-Citygate gas prices have gone over $11.00 per Mcf. Prices on September 21st were quoted at $11.35. Gas prices have nearly doubled since the onset of "Archer-Whitney #1" production. In addition, January 2006 gas futures on the NYMEX have been priced at $13.81 per Mcf. Fidelis and the operator are working towards ever increasing the production rates of the wells to take advantage of these soaring gas prices.

RESULTS OF OPERATIONS

         The Company has realized a net loss from operations of $885,623 since inception due primarily to legal, accounting and management fees necessary to bring the Company through the development stage to become a producer of oil and gas. During 2005, the Company has also incurred production costs of $232,707 and exploration costs of $270,962 related to its oil and gas leases.

         The Company had selling and marketing expenses from continuing operations of $46,378 and $48,679 for the nine months ended September 30, 2005 and 2004. General and administrative expenses were $199,404 for the nine months ended September 30, 2005, which consisted mainly of officer wages and consulting expense compared to $334,796 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents from inception have been insufficient to provide theoperating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In the third quarter, the proceeds necessary to operate the Company and provide for acquisition capital came from the proceeds of loans, a credit line and production revenue as previously disclosed.

         In summary, the Company now has sufficient liquidity and capital resources to operate profitably due to the sale of gas from the tie-ins of the Archer-Whitney #1 and Archer-Wildlands #1 gas wells in 2005. The Company expects to continue to operate profitably and anticipates improving its financial position as production increases in the future. However, currently financing sources are being evaluated that would expedite the expansion of the Company's production going forward.

         The Company recorded a net loss from operations of $263,332 for the nine months ended September 30, 2005 compared to a net loss of $385,210 for the same period in 2004. Decrease in the net loss is attributable to production revenues from the Company's oil and gas leases.

EMPLOYEES

         As of September 30, 2005, the Company had no employees, however, the Secretary/Treasurer has received compensation for consulting and administrative services.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

         On October 3, 2005, the Company filed on Form 8-K, under Item 1.01 Entry Into a Material Definitive Agreement and Item 2.01 Completion of Acquisition or Disposition of Assets.

         On October 19, 2005, the Company filed on Form 8-K, under Item 1.01 Entry Into a Material Definitive Agreement, Item 2.01 Completion of Acquisition or Disposition of Assets, and 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off Balance Sheet Arrangement of a Registrant.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 4, 2005

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: November 4, 2005



/S/     William Marshall
William Marshall
President
(Principal Executive Officer)

/S/     Sterling Klein
Sterling Klein
Secretary/Treasurer
(Principal Financial Officer)