Form 10KSB
period 2005-12-31
FIDELIS ENERGY INC
filed 2006-04-03
CIK 1157723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

                        Commission file Number: 000-33499

                               FIDELIS ENERGY INC.
                 (Name of small business issuer in its charter)
                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   16-1599721
                     (I.R.S. Employer Identification Number)

            9595 Wilshire Blvd., Suite 900, Beverly Hills, CA, 90212
                    (Address of principal executive offices)
                                 (310) 300-4062
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
   [   ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

At March 1, 2006, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $ 13,174,921 based on the closing trade reported on the OTC BB. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such person may be considered to be affiliated with the Company. As of March 1, 2006, the number of shares outstanding of the registrant's Common Stock was 148,584,354 including 54,000,000 of treasury stock issued on November 17, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

                                TABLE OF CONTENTS




PART I                                                                         1

Item 1.  Business                                                              1

Item 1a.  Risk Factors                                                         1

Item 2.  Properties                                                            9

Item 3.  Legal Proceedings                                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

PART II                                                                       14

Item 5.  Market for Registrant's Equity and Related Stockholder
Matters and Issuer Purchases of Equity Securities                             14

Item 6.  Selected Financial Data                                              15

Item 7.  Management's discussion and analysis of Financial
Condition and Results of Operations                                           16

Item 7A. Quantitative and Qualitative Disclosures about market risk           19

Item 8.  Financial Statements                                                 19

Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure                                           39

Item 9A.  Controls and Procedures                                             39

PART III                                                                      39


Item 10.  Directors and Executive Officers of the Registrant.                 39

Item 11. Executive Compensation                                               42

Item 12.  Security Ownership of Certain Beneficial owners and Management      43

Item 13.  Certain  Relationships and Related Transactions                     43

Item 14.  Principal Accounting Fees and Services                              44

PART IV                                                                       44

Item 15. Exhibits and Reports on 8-K                                          44

PART I

Item 1.  Business

COMPANY HISTORY

Fidelis Energy Inc. ("Fidelis" or "the Company") was incorporated under the laws of the State of Nevada on November 6, 2000. The Company was originally formed to engage primarily in the business of providing comparative automobile information via the Internet and printed materials. The Company was not successful in its plans and during the 2nd quarter of 2003 changed the business plan.

The Company is in the oil and gas industry. The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in California, Texas and Canada that do not fit the portfolio requirements of the larger producers and developers. The Company intends to acquire smaller, underdeveloped working interests, royalty interests and/or producers, often under control of small family-owned operators who are interested in selling out. Through analyzing information obtained through modern development techniques such as horizontal drilling and 3-D seismic, production from these under developed and under utilized projects can often be increased. The Company acquires projects following positive due diligence examinations.

Item 1a.  Risk Factors

GENERAL RISK FACTORS

WE WILL NOT BE ABLE TO DEVELOP OUR PROPERTIES OR MAKE ACQUISITIONS IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW OR RAISE CAPITAL.

We will be required to make substantial capital expenditures to develop our existing reserves and to discover new oil and gas reserves. Historically, we have financed these expenditures primarily with proceeds from the sale of debt and equity securities. As of December 31, 2005, we had cash on hand in the amount of $232,758. These funds are not sufficient to meet our obligations in connection with the oil and gas exploration and development interests that we have purchased. In order to meet these obligations or acquire any additional business interest, we will have to raise additional funds. We also make offers to acquire oil and natural gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially.

We have arrangements for limited financing and we can provide no assurance that we will be able to obtain the additional required financing when needed. Obtaining additional financing will be subject to a number of factors, such as market conditions, investor acceptance of potential business assets and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to meet our present obligations in connection with the oil and gas interests that we have acquired or business interests that we may acquire, implementation of our business plan may fail or be delayed.

WE DO NOT CONTROL ALL OF OUR OPERATIONS

We do not operate any of our properties and we therefore have limited influence over the testing, drilling and production operations of our properties. Our lack of control could result in the following:

1. the operator initiating exploration or development on a faster or slower pace than we prefer;

2. the operator proposing to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable to participate in the project or share in the revenues generated by the project even though we paid our share of exploration costs, and we could have our working interest ownership in the related lands and petroleum reserves reduced as a result of our failure to participate in development expenditures; and;

3. losses from an operator refusing to initiate a project on a timely basis.

Any of these events could materially reduce the value of our properties.


WE MAY NOT BE ABLE TO FINANCE FUTURE NEEDS OR ADAPT OUR BUSINESS PLAN TO CHANGES BECAUSE OF RESTRICTIONS PLACED ON US BY THE INSTRUMENTS GOVERNING OUR DEBT.

Our agreements with the selling stockholders who purchased our senior secured convertible promissory notes contain various covenants that limit our ability to, among other things:

1. pay dividends on our common stock, redeem or repurchase our common stock or other equity security;

2.                  sell assets; and

3. issue any securities that rank pari passu or senior to the senior secured convertible promissory notes that we issued to the selling stockholders.

Our ability to comply with such covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Additionally, our agreements with the selling stockholders contain numerous affirmative covenants, including covenants regarding reporting requirements and compliance with applicable laws and regulations. Additional debt we incur in the future may subject us to future covenants.

Our failure to comply with these covenants could result in a default under the agreements governing the relevant debt. In addition, if any such default is not cured or waived, the default could result in an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions, which could require us to repay or repurchase debt, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. If a default occurs under the notes, the selling stockholders could cause all of the outstanding debt obligations under the notes to become due and payable. Upon a default or cross-default, the selling stockholders could proceed against the collateral. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

IF WE ARE UNABLE TO ACCESS OUR PROPERTIES OR CONDUCT OUR OPERATIONS DUE TO SURFACE CONDITIONS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our exploitation and development of oil and natural gas reserves depends upon access to the areas where our operations are to be conducted. We conduct a portion of our operations in northern regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to snow, mud and rock slides and periods of high water, which can restrict access to our well sites and production facility sites. In recent years, winters in our northern operating areas have been warmer than normally experienced and, as a result, our operating seasons have been shorter than in the past. Our inability to access our properties or to conduct our operations as planned will result in a shutdown or slow down of our operations, which will adversely affect our business.

IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE OUR ANTICIPATED EXPANSION AND GROWTH, OUR BUSINESS AND FINANCIAL CONDITION WILL BE NEGATIVELY AFFECTED.

We have recently expanded our business operations. Any future growth in our business may place significant strain on our limited managerial and operational resources. We cannot assure you that we will be able to implement adequate controls over the risks associated with our planned expansion. If we are unable to effectively manage expanded operations, our revenues may not concurrently increase with rising costs of operations and our business will be negatively affected.

OUR COMPLIANCE WITH THE SARBANES-OXLEY ACT AND SEC RULES CONCERNING INTERNAL CONTROLS MAY BE TIME CONSUMING, DIFFICULT AND COSTLY FOR US.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

RISKS RELATED TO OUR INDUSTRY

OIL AND NATURAL GAS PRICES ARE VOLATILE AND LOW PRICES WILL ADVERSELY AFFECT OUR BUSINESS.

Fluctuations in the prices of oil and natural gas will affect many aspects of our business, including:

                  1. revenues, cash flow and earnings;

                  2. ability to attract capital to finance our operations;

                  3. cost of capital; and

                  4. the value of our oil and natural gas properties.

Both oil and natural gas prices are extremely volatile. Oil prices are determined by international supply and demand. Political developments, compliance or non-compliance with self-imposed quotas, or agreements between members of the Organization of Petroleum Exporting Countries can affect world oil supply and prices. Prices obtained for our natural gas production are determined by supply and demand factors within North America.

Any material decline in prices could result in a reduction of our potential revenue and our overall value. The economics of producing from some wells could change as a result of lower prices. As a result, we could elect not to produce from certain wells.

YOU SHOULD NOT UNDULY RELY ON RESERVE INFORMATION BECAUSE RESERVE INFORMATION REPRESENTS ESTIMATES.

Estimates of oil and natural gas reserves involve a great deal of uncertainty because they depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data regarding, among other factors:

         1. geological characteristics of the reservoir structure;

         2. reservoir fluid properties;

         3. the size and boundaries of the drainage area; and

         4. reservoir pressure and the anticipated rate of pressure depletion.

The evaluation of these and other factors is based upon available seismic data, computer modelling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves usually differ from estimates.

Estimates of oil and natural gas reserves also require numerous assumptions relating to operating conditions and economic factors, including, among others:

         1. the price at which recovered oil and natural gas can be sold;

         2. the costs associated with recovering oil and natural gas;

         3. the prevailing environmental conditions associated with drilling and production sites;

         4. the availability of enhanced recovery techniques;

         5. the ability to transport oil and natural gas to markets; and

         6. governmental and other regulatory factors, such as taxes and environmental laws.

A change in any one or more of these factors could result in known quantities of oil and natural gas previously estimated as proved reserves becoming unrecoverable. For example, a decline in the market price of oil or natural gas to an amount that is less than the cost of recovery of such oil and natural gas in a particular location could make production thereof commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flow from estimated reserves.

In addition, estimates of reserves and future net cash flows expected from them prepared by different independent engineers or by the same engineers at different times, may vary substantially.

DRILLING AND OTHER CAPITAL ACTIVITIES ARE SUBJECT TO MANY RISKS AND ANY INTERRUPTION OR LACK OF SUCCESS IN OUR DRILLING ACTIVITIES WILL ADVERSELY AFFECT OUR BUSINESS.

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. New wells that we drill may not be productive or we may not recover all or any portion of our investment. Drilling for oil and natural gas could involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce enough net revenue to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling, completion, well workover and pipeline and facility construction operations could be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including:

         1. adverse weather conditions;

         2. compliance with governmental regulations; and

         3. mechanical difficulties or shortages or delays in the delivery of equipment and services.

OUR OPERATIONS ARE AFFECTED BY OPERATING HAZARDS AND UNINSURED RISKS AND A SHUTDOWN OR SLOWDOWN OF OUR OPERATIONS WILL ADVERSELY AFFECT OUR BUSINESS.

There are many operating hazards in drilling for and producing oil and natural gas, including:

         1. encountering unexpected formations or pressures that could cause damage to equipment or personal injury;

         2. blowouts, accidents, oil spills, fires or other damage to a well that could require us to redrill it or take other corrective action;

         3. equipment failures that curtail or stop production; and

         4. poor weather that interrupts drilling operations.

Any of these events could result in damage to or destruction of oil and natural gas wells, production facilities or other property, or injury to persons. In addition, any of the above events could result in environmental damage or personal injury for which we will be liable. The occurrence of a significant event not fully insured or indemnified against could seriously harm our financial condition and operating results.

OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL AND OTHER GOVERNMENT LAWS AND REGULATIONS IN ALL JURISDICTIONS IN WHICH WE OPERATE AND OUR COMPLIANCE WITH SUCH REGULATIONS COULD BE COSTLY AND COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND PRODUCTION.

Our operations are governed by numerous U.S. laws and regulations at the state and federal levels. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences:

                  1. require that we acquire permits before commencing drilling;


                  3. limit or prohibit drilling activities on protected areas, such as wetlands or wilderness areas;

                  4. require that reclamation measures be taken to prevent pollution from former operations;

                  5. require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater; and

                  6. require remedial measures be taken with respect to property designated as a contaminated site, for which we are a responsible person.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage exists or occurs.

The costs of complying with environmental laws and regulations in the future may have that kind of effect. Furthermore, changes could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

ESSENTIAL EQUIPMENT MIGHT NOT BE AVAILABLE.

Oil and natural gas exploitation and development activities depend upon the availability of drilling and related equipment in the particular areas where those activities will be conducted. Demand for that equipment or access restrictions may affect the availability of that equipment to us and delay our exploitation and development activities.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

The oil and natural gas industry is highly competitive. Our competitors include companies and other entities that have greater financial and personnel resources than we do. Our ability to acquire additional properties and to discover reserves in the future depends upon our ability to evaluate and select suitable properties and to complete transactions in a highly competitive environment.

RISKS RELATED TO OUR CAPITAL STRUCTURE

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US, AND THEY COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL EVEN IF OUR OTHER STOCKHOLDERS WANTED IT TO OCCUR.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of September 30, 2005, in the aggregate, approximately 53% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the oil and gas industries, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. At December 31, 2005, we had 148,584,354 shares of common stock outstanding. Substantially all of our outstanding shares either are eligible for resale to the public without restriction pursuant to Rule 144(k) or are eligible for resale to the public pursuant to Rule 144. Warrants or other rights to purchase 9,000,000 shares of our common stock were outstanding and senior secured convertible promissory notes to purchase 3,646,380 shares of our common stock were outstanding. In addition, an aggregate $1,250,000 principal amount of secured convertible debentures are outstanding. The outstanding principal amount of the secured convertible debentures is convertible into shares of our common stock based on a conversion price equal to the lesser of $0.2708 or 80% of the trading price of our common stock on the date of conversion. We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

IF WE FAIL TO REMAIN CURRENT IN OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

         1. that a broker or dealer approve a person's account for transactions in penny stocks; and

         2. the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

         1.       obtain   financial   information  and  investment   experience
                  objectives of the person; and

         2. make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

         1. sets forth the basis on which the broker or dealer made the suitability determination; and

         2. that the broker or dealer received a signed, written agreement from the investor prior to the transaction

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.  Properties

The executive offices of the Company are located at 9595 Wishire Blvd., Ste. 900, Beverly Hills, CA 90212-2509. The Company currently rents this shared office facility on a month-to-month basis for $2,400 per month for all services. This arrangement began on January 1, 2006. The telephone number at this address is (310) 300-4062.

DESCRIPTION OF PROPERTIES

COMANCHE POINT PROSPECT - CALIFORNIA -HEAVY OIL

On March 16, 2004, the Company entered into a purchase agreement for participation and acquisition of an 80% working interest in the Comanche Point Producing Company, Tejon Lease on 400 acres for lands in Sections 28,29,32 and 33, R18W, S.B.B.M, Kern County, California.

Under the terms of the Agreement, Fidelis paid $305,000 and a further $200,000 thereafter to commence implementation of the pilot study. Following full payback of the Company's investment, the Company' partner will increase to a 30% working interest as the Company decreases to a 70% interest. Both partners are subject only to a 12.5% royalty to Tejon Ranch on the production. The Company, along with its working partner implemented a steam-flood extraction pilot study in mid-September, 2004, to determine viability of extraction with this method. The steam-flood extraction pilot project of existing production wells should allow Fidelis to analyze the daily oil production rates from each well. We anticipate a significant increase to the production at Comanche. At the time of implementation the field was producing 12-15 barrels per day. As at December 31, 2004, the field is producing an estimated 45 to 50 barrels per day after the fully completed steam flooding of 2 wells. Accurate projections of income from the effects of the steam flood are unavailable until the pilot study is complete. Development of this property is continuing.

HIDALGO PROSPECT- TEXAS-NATURAL GAS

On January 28, 2005, the Company executed a Lease Purchase and Development Agreement and Joint Operating Agreement with Miramar Petroleum, Inc. on a farm-in with Miramar on the "Southeast Hidalgo Prospect, Hidalgo County Texas". The Hidalgo Field was discovered in 1946 by The Texas Company's #1 El Texano Land Company well. As gas markets became available, numerous wells were drilled to develop the field. The Hidalgo Field produces gas from depths of 6,200 feet to 8,100 feet. Texaco was the major operator in the field until the late 1980's.

Presently Miramar Petroleum Inc., PI Energy and Discorbis Oil Company are the companies active in the field. The Hidalgo Prospect has under lease, approximately 312 gross acres. Under the terms of the farm-in agreement, Fidelis advanced $260,000 to Miramar, the operator of the project, representing a two-thirds share of the costs for the drilling to completion of the 7,500 foot "Lepovitz A" natural gas well. Fidelis has acquired a 50% working interest in the play. Miramar Petroleum is the operator of the project. The well was drilled over a 15 day period and on March 12, 2005 was tested for resistivity and pressure. The target sands were not located in an up-dip position as indicated by 3-D seismic logs and were actually 16' down-dip from the adjacent well, negating the target objectives from being viable sources of gas. However, an interesting spike on both the initial mudlog and down-hole electronic tests performed by Sclumberger turned up a 5 foot thick sand with a bottomhole pressure of 2,500 psi. Based on this find, the partners in the well, including Fidelis, determined to case the hole and produce the well. It is believed that the well should initially flow approximately 500- 750Mcf per day. Fields in the area tend to flow steady with shallow decline curves.

In May of 2005, Fidelis received notice from the operator of the Hidalgo project of the intention to plug and abandon the well. The Company subsequently wrote off $270,962 in capitalized costs as a dry hole expense. Following an extensive completion program, the Frio sands that initially flowed on tests of up to 750mcf/day, appear to be depleted or water filled. Fidelis plans to execute this plan immediately and will work with Miramar Petroleum on future plans in the Hidalgo-MacAllen area of Texas.

NORTH FRANKLIN PROSPECT- CALIFORNIA-NATURAL GAS

On January 31, 2005, we updated shareholders as to the process of permitting the North Franklin pipeline project. Fidelis was informed by the office of the Congressional Representative from the Third District of California that he had confirmation from the office of the Secretary of the Interior and the U.S. Fish and Wildlife that the final government permit covering the easement over the last 177' of pipeline will be posted in the Federal Register on February 2, 2005. On February 2, 2005, the easement permit required prior to tie-in of the North Franklin Gas Field was posted to the Federal Register. The Federal Register states that any public comments on the permit are to be received by March 3, 2005. The Company was in regular contact with the Congressman's office of the 3rd district of California and with the Fish and Wildlife service office in Sacramento since late December, and hoped to be able to tie-in the pipeline as soon as possible. The previous comment period at the local level was accomplished and ended December 26, 2004.

Fidelis announced on March 7, 2005 that its long anticipated government permit allowing the completion of construction of the North Franklin gas pipeline had been received from the U.S. Fish and Wildlife Service. The permit covered approval for a 177' underground boring to connect a 6 inch gas pipeline with the North Franklin Gas Field. The operator of the North Franklin project informed the Company that the installation and final construction of the short tie-in piece of pipeline would begin immediately. On March 14, 2005, the Company reported that the tie-in of the North Franklin Gas Field was under way and expected to be completed and flowing gas that week. The Company was informed on March 18, 2005, that the gas pipeline connecting the North Franklin Gas Field to the buyers' delivery system pipeline had been completed. After a lengthy delay, the Archer-Whitney No. 1 well was tied into the pipeline for initial gas production.

The Company announced on March 24, 2005, that the pipeline connecting the North Franklin Gas Field to the gas buyers' delivery system was flowing gas. The operator of the project had choked down and metered the flow at an initial rate of 2.0MMcf. The operator was increasing the flow in small increments until the pressures from the reservoir stabilized, in order to prevent damage to the casing or productive sand layer. It was the expectation of the Company and its partners that a final flow rate of 2MMcf to 3MMcf would be achieved.

On April 7, Fidelis announced that it had executed an authority for expenditure (A.F.E.) for the "Archer-Wildlands #1" gas well, the next well planned under the overall development plan for the North Franklin project. Fidelis advanced funds in full to the operator totalling $133,000 for the Company's 35% working interest cost of the well to completion. The "Archer-Wildlands #1" well was licensed, permitted and the well site preparations ongoing for a tentative spud date upcoming later in April. A drill contract was signed and a drilling rig secured for the well. The third and fourth wells into the field were to be sited and permitted upon receipt of information from the 2nd well that was expected to yield trend data as to sand thickness, porosity and permeability. The operator of the Archer-Whitney #1 indicated that the behind-pipe pressure has been increasing and is above the 2900 psi level and was expected to open up the flow incrementally within the next few days. The Company previously indicated that the development of volume flows for the field is an often a lengthy process which must be undertaken with extreme caution to avoid damaging the reservoir or well. On April 22, the Company was informed that the date has been set for the spud of the Archer-Wildlands #1 well. The drilling was planned to commence in the first week of May. The Archer-Wildlands #1 was said to be the second in a series of natural gas wells to be drilled during 2005 under the overall development plan for the North Franklin gas reservoir.

 On April 25, Fidelis reported on the success at the North Franklin "Archer-Whitney #1" well. The Company had completed its first full month of production at the North Franklin Gas Field from its "Archer-Whitney #1" well and the average daily gross earnings for the well amounted to roughly $11,000.00 per day, or $330,000 in total for all partners. The initial gas production flow rates averaged 1.4 Mmcf per day over the month.

On May 25, Fidelis announced that it had begun discussions with Silver Star Energy, Inc. regarding the possible future amalgamation of the two companies. Fidelis and Silver Star currently have common working interests in various oil and gas projects and the amalgamation of these interests would provide a larger and stronger entity for future growth. The proposed amalgamation would combine all assets of both oil and gas companies into one entity, which would then have in the portfolio a combined working interest in 5 projects, these being North Franklin, Joarcam, Comanche Point, Evi and Verdigris Lake. The recent management changes of Fidelis brought new strength of both corporate and oil and gas expertise and Fidelis approached Silver Star with this proposal.

On May 26, 2005, Fidelis announced details of the deep gas potential in the Forbes (F-zone) at the Company's North Franklin gas reservoir, Sacramento Basin California. North Franklin is situated in the southern Sacramento Basin of California between the cities of Sacramento and Stockton that has produced in excess of 9 Tcf of gas. The deep Forbes F-zone has the potential to contain 60 billion cubic feet of gas. Combined with the producing Winters formation, North Franklin now had the potential to contain in excess of 100 billion cubic feet of gas. The deep Forbes F-zone lies beneath the younger Winters sand that was currently producing from the "Archer-Whitney #1 well". After an aggressive land-leasing program by the partners over the last year, the North Franklin project under lease, 3,465 gross acres. North Franklin deep F-zone had approximately 1,200 acres of structural and stratigraphic closure based on mapping of the seismic anomaly. It was defined by regional well control and 2-D seismic data from three seismic lines. The strong AVO anomaly present indicated that gas may be present. The prospect potential is based on net pay averaging 50 feet over this closure and recovery factor of 1,000 million cubic feet per acre foot. The prospect reserves are estimated at 60 billion cubic feet of gas. Gas quality is anticipated to be greater than 900 Btu. The nearest F-zone production at the Clarksburg gas field, located with in five miles of the prospect, is 930 Btu. Gas was expected to be contained in permeable, Upper Cretaceous, deep-water F-zone sandstones that are of equivalent age to sandstones that are the major producing zones in the northern portion of the Sacramento Valley. An estimated 75 feet of net reservoir sandstones were said to be expected to be present in the upper and middle F-zone fans at the proposed test location. Equivalent Forbes sandstones were reported as being the chief producing gas reservoirs in the northern Sacramento Valley having produced in excess of 2 trillion cubic feet of gas. Drill depth through the prospective upper and middle fans at North Franklin Deep is 11,000 feet. The well would offset the productive upper Winters sand discovered in 2004 and penetrate the both the upper and middle F-zone fans at a structural favorable position. In the event that the F-zone is was productive at this location, the well could be put into production from the Winters sands. The 11,000 foot well was estimated to cost $1.5 million and Fidelis would have a 35% working interest in the project.

On June 2, 2005, the Company announced that the "Archer-Whitney #1" well had produced 98.5 Mmcf gas in 70 days at an average rate of 1.41 Mmcf per day. Total production to-date had generated $591,000 to the partners.

On June 20, 2005, Fidelis announced its preparations to spud the "Archer-Wildlands #1" well at the North Franklin Project in the Sacramento Basin of California. On June 27 Fidelis announced "Archer-Wildlands #1" well had spudded at the North Franklin Project, Sacramento Basin of California.

On July 5, Fidelis announced that the June gas production at the "Archer-Whitney #1" well at had totalled 44.859 Mmcf for the 30 days in June. The average daily production was 1.50 Mmcf per day

On July 18, Fidelis announced that the "Archer-Wildlands #1" gas well at the Company's North Franklin Project reached a total depth of 7,736 feet on July 15. The operator had called for a completion rig.

On August 2, Fidelis announced the progress of the completion program at the "Archer-Wildlands #1" gas well.

On  August  3,  Fidelis   reported   that  the  July  gas   production   at  the
"Archer-Whitney #1" well totalled 46.212 Mmcf for the 31 days in July. The average daily production was 1.49 Mmcf per day.

On August 8, Fidelis announced the commencement of commercial gas production at the "Archer-Wildlands #1" well.

 On August 10, Fidelis announced that the daily gas production at the "Archer-Whitney #1" well had been stepped up to 1.8 Mmcf per day.

On August 24, Fidelis announced that the daily gas production at the North Franklin gas reservoir had surpassed 3.0 Mmcf per day from production at the two wells.

On September 22, Fidelis reported on the first weeks of September gas production from the North Franklin gas reservoir.

On December 6, 2005, Fidelis reported that average daily production rate for the month of November totalled 2.93 Mmcf per day, up from 2.83 in October and 2.56 Mmcf in September.

On January 5, 2006, Fidelis reported that the December gas production at the North Franklin Project, Sacramento California. Production from the Company's two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1" totalled 92.443 Mmcf. The average daily production rate for the month of November totalled 2.982 Mmcf per day.

KANSAS- GAS AND LIGHT OIL

On August 10, 2005, Fidelis announced that it had executed a memorandum of understanding (M.O.U.) to acquire a 25% working interest in a very prospective Kansas oil and gas play from a private company. Mr. William S. Marshall, the President of Fidelis, is a director of the private company that sold the interest to Fidelis. Fidelis and partners have now acquired participation rights in a large data base that includes a geophysical survey covering approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. Total cumulative oil production through 1999 from these counties is more than 978 million barrels of oil. The geophysical survey utilized proprietary RAM technology, owned by Paramount Energy Corp., which is a geophysical methodology used to highlight oil and gas deposits. (see exhibit 10.1 to the 8K filed on October 3, 2005 for a copy of the contract for data sharing) Unlike 2-D and 3-D seismic methods, which gather information based upon artificially induced sonic responses recorded at surface, RAM technology identifies "unique bright spots" using its proprietary software to process certain aspects of the earth's magnetic field. Data is collected by a low flying aircraft equipped with specialized equipment and the data is then analyzed by RAM software. These "unique bright spot" anomalies can be correlated to near-surface alterations caused by the slow geochemical processes that occur over both oil and gas deposits. The RAM technology is an indirect hydrocarbon indicator independent of structure with the result that it is useful in situations where seismic date is either unavailable or unreliable. Since RAM data is collected from an aircraft, large areas may be surveyed much faster and more cost-effectively than traditional modalities. Several identified RAM anomalies interpreted within the survey area are believed to have hydrocarbon potential over multi-sections of lands that have never been tested by drilling.

Most nearby production within this region of the Central Kansas Platform produces from Mississippian age and older limestone rocks above the Arbuckle dolomite formation. Some of the accumulations of hydrocarbons are stratagraphically trapped and unrelated to structure and therefore not easily identifiable by traditional seismic testing and analysis. The magnetic survey and interpretation of the region appears to management to be of excellent quality. Oil wells will be drilled to test the most promising prospects to the deepest known petroleum formation, the Arbuckle, generally less than 4000' in depth in the Central Kansas Platform. Drilling costs have been estimated to be in the order of $200,000 for a cased and completed well. The Central Kansas Platform covered by the survey and interpretation contains some of the most prolific production from shallow depths in that part of the United States. There are many established oil fields within the boundaries of the survey area. The survey indicates "bright spots" that could be hydrocarbon accumulations not yet discovered by traditional seismic or other older exploration technologies. Multiple prospects are expected to be generated after more extensive field tests. Fidelis and partners are proceeding to further evaluate the most prospective oil and gas targets for drilling utilizing complimentary geochemical and geophysical methodologies in their field-testing. The operator will then recommend leases for acquisition and the exploration program will commence. Fidelis, with a 25% working interest, will be participating with other working interest partners who include Silver Star Energy, Inc. (20% working interest), and Cascade Energy, Inc. (25% working interest).

Item 3.  Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "FDEI". The following table sets forth, for the periods indicated, the high and low bid prices of a share of common stock for the last two years.

                                          HIGH BID            LOW BID
2005
Quarter Ended March 31, 2005                $1.08               $0.52
Quarter Ended June 30, 2005                 $0.81               $0.31
Quarter Ended September 30, 2005            $0.47               $0.32
Quarter Ended December 31, 2005             $0.36               $0.13
2004
Quarter Ended March 31, 2004                $038                $0.03
Quarter Ended June 30, 2004                 $0.50               $0.29
Quarter Ended September 30, 2004            $0.33               $0.19
Quarter Ended December 31, 2004             $1.04               $0.17

The above quotations are taken from information provided by Yahoo Finance and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Equity

At December 31, 2005, the Company had 57 shareholders of record, and an unknown number of additional holders whose stock is held in "street form". The transfer agent of our common stock is Holladay Stock Transfer.

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

Recent Sales of Unregistered Securities

On January 26, 2004, the Company issued 14,608,000 common shares for cash.

On February 25, 2004, the Company purchased 17,430,000 shares of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled.

On August 1, 2004, the Company authorized the issuance of 1,250,000 shares of common stock which, with the stock dividend described above, had the effect of a 1.66:1 forward split to 2,075,000 shares of common stock to its five directors for services rendered. As a result of this issuance, $425,000 in compensation expense was recorded.

On November 17, 2005, the Company issued 54,000,000 common shares as Treasury Stock that is being held as collateral as part of the convertible debenture with Cornell Capital Partners, LP pending clearance of the SB-2 registration statement, filed, January 27,2006.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in
Item 8,  with  "Item  6.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations" and with other financial data included elsewhere in this Form 10-KSB. The consolidated statement of operations data for the year ended December 31, 2005, the year ended December 31, 2004, and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements included in Item 7 of this report, which have been audited by Robison Hill & Co.

The independent auditors' report appearing elsewhere in this document contain disclosures that the Company's losses and negative cash flows from operations raise concern about our ability to continue as a going concern. The consolidated financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

                             Year Ended December 31
                                                                             2005                      2004
STATEMENT OF OPERATIONS DATA:

Revenue                                                                         $  1,395,849                 $ 48,735
Cost of revenue                                                                      231,508                   33,722
                                                                   -------------------------------------------------------
Gross profit                                                                       1,164,341                   15,013
Operating expenses                                                               (1,313,973)                (830,084)
Interest expense                                                                   (134,772)                 (18,172)
Write off leasehold improvements                                                    (55,168)                        -
Beneficial conversion expense                                                    (2,503,507)                        -
                                                                   -------------------------------------------------------
Net loss                                                                      $  (2,843,079)              $ (833,243)
                                                                           =================         ================
Basic and diluted loss per share                                                $     (0.03)               $   (0.01)
                                                                   -------------------------------------------------------
Weighted average common shares outstanding                                       101,076,187               95,698,605
                                                                           =================          ================


BALANCE SHEET DATA:
Cash and cash equivalents                                                                  $                  $     -
                                                                                     232,758
Working capital (deficit)                                                            205,671                (658,490)
Total assets                                                                       3,232,102                1,388,702
Total liabilities                                                                  6,567,304                1,880,825
Total stockholders' equity                                                       (3,335,202)                (492,123)
                                                                   -------------------------------------------------------

Item 7. Management's discussion and analysis of Financial Condition and Results of Operations

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Item 7, with "Item 5. Selected Financial Data," with the Risk Factors section of Item 1, and with the Special Note regarding forward-looking statements included elsewhere in this report.

Overview

The Company is primarily in the business of acquiring and operating, as a working interest partner, smaller oil and gas leases, and exploratory oil and gas wells. The Company maintains relatively low overhead by contracting certain operating and investigative functions out to experienced, licensed geologists, geophysicists and private oil and gas operators.

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

CORPORATE EVENTS

On September 24, 2004, Fidelis announced the election of Mr. Dan Hodges to the position of President and CEO. Mr. Hodges replaced Mr. Frank Anjakos, who remained on the Board of Directors of the Company. The Board of Directors also appointed Mr. Hodges to the position of Board Chairman on the same date.

On September 27, 2004 Fidelis announced the appointment of the new CFO, Mr. Sterling Klein. Mr. Klein is an accounting professional with a proven record of accomplishment in corporate financial analysis and administration. Mr. Klein has extensive petroleum industry experience, working with "Shell," and "Chevron." As an Inventory Analyst with Shell, Mr. Klein travelled extensively to various production locations in order to conduct physical asset inventories.

Subsequently, in his role as Production Accountant, Mr. Klein's responsibilities included financial analysis, assessment of monthly revenues / costs and the generation of summary reports for management specific to production facilities. Mr. Klein then moved to Chevron as a credit analyst. In this role, he assisted in the corporate development and implementation of several new systems and control procedures. Mr.Klein holds titles of Secretary, Treasurer and Director.

Effective May 31, 2005, Mr. Dan Hodges resigned as President and Chairman and Mr. Robert D. Hadley resigned from his position as Director. On this same date, Mr. William Marshall and Mr. Brian Wildes were welcomed to the Company.

Mr. William Marshall was appointed to the position of President of the Company and joined the Board of Directors as its new Chairman. Mr. Marshall is a financial consultant with over 15 years of venture capital experience in private and public companies. He has served on various public company boards as a director, with duties ranging from Chairman and President, to Chief Executive Officer and Corporate Secretary.

Mr. Brian Wildes joined the Fidelis operational team as Operations and Engineering Consultant, directly responsible for the overseeing of all oil and gas operations at North Franklin, Joarcam, and Comanche Point as well as other projects. Mr. Wildes is an oil and gas professional with over 40 years experience. He possesses a Wharton MBA and was an oil and gas tax specialist for Deloitte, Haskins, and Sells in Denver from 1976 through 1980. He has been actively involved in the exploration for oil and gas in Oklahoma and Texas since leaving Deloitte in 1980. From 1980 through 1986, he managed Neitzel Wildes Investment Company's (Dallas, TX) drilling activities and their capital markets activities. Recently, he created Wildes Exploration in 2004 to explore for oil in Oklahoma and Kansas utilizing proprietary and new state of the art technologies. His operating company is presently drilling 5 exploratory wells in southwest Oklahoma.

Effective June 8, 2005, Jeff Paro, Julianne DeGrendele and Frank N. Anjakos, III resigned from their positions as Directors of the Company.

On September 12, 2005, Fidelis announced that it had suspended the discussions with Silver Star Energy, Inc. that began in May 2005 (in relation to the possible amalgamation of the two companies) for a period of at least one year. Fidelis and Silver Star Energy, Inc. will continue to separately develop, along a parallel path, their own working interests in the North Franklin Project and the recently announced Kansas Play. Fidelis management feels that the recent increases in commodity prices and the increased cash flow from the natural gas production in California, have positioned the Company independently to move forward aggressively on its own to develop its interests in its projects.

Results of Operations

Revenue

Revenue increased to $1,395,849 in 2005 from $48,735 in 2004. This increase is a result of our properties in Comanche Point increasing production revenue to $135,373 in 2005 and the addition of our properties in North Franklin that produced $1,203,993 in revenue.

Cost of Revenue

The Company recorded cost of revenue of $231,508 during the year ended December 31, 2005 and $33,722 during the year ended December 31, 2004. This increase is reflective of the increased activity and costs with producing wells.

General and Administrative expenses

General and administrative expenses consist primarily of Accounting, Legal, depreciation and selling and marketing expenses. The general and administrative expenses for the year are $278,159 and included $46,783 of selling and marketing expenses. This is a significant increase over 2004 of $101,674 and is reflective of increased operations of our company.

Consulting and Salaries and Directors fees of $247,152 is comparable to 2004 at $229,556 net of $425,000 in non cash expense of a stock issuance to directors. Other operational expenses for the year include corporate finance of fees of $257,500 in connection with our convertible debenture, production royalties of $136,063, depletion expenses of 124,137 and dry hole costs written-off of $270,962.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will may rely on equity financing to support its business.

Interest expense

Interest expense increased materially for the year ended December 31, 2005 with $134,772 compared to $18,172 for the year ended December 31, 2004. This is reflective of the Credit Line Note payable and the convertible debenture in 2005.

Loss per share and net loss

The Company ended the year with a net loss of ($2,843,079) in 2005, compared to ($833,243) in 2004. The net loss position for 2005 includes a non cash expense of $2,503,024 in beneficial conversion expense related to the warrants issued and the convertible debenture issued to Cornell Capital Partners, LP and reflects a ($0.03) per share loss compared to the 2004 per share loss of ($0.01). The 2004 net loss also includes a non cash amount of $425,000 attributed to a stock issuance.

Liquidity and capital resources

Cash and cash equivalents from inception have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. The working capital necessary to operate the Company and provide for acquisition capital came from the proceeds of loans, a credit line and production revenue as previously disclosed.

In summary, the Company now has sufficient liquidity and capital resources to operate profitably due to the sale of gas from the tie-ins of the Archer-Whitney #1 and Archer-Wildlands #1 gas wells in 2005. The Company expects to continue to operate with cash flow and anticipates improving its financial position as production increases in the future. However, currently financing sources are being evaluated that would expedite the expansion of the Company's production.

The Company recorded a net loss from operations of $149,632 for the year ended December 31, 2005 compared to a net loss of $815,071 for the same period in 2004. Decrease in the net loss is attributable to production revenues from the Company's oil and gas leases.

The Company had cash and cash equivalents of $232,758 and working capital of $205,671 at December 31, 2005. This compares to cash and cash equivalents of ($82.00) and working capital deficiency of ($658,408) at December 31, 2004.

During the year ended December 31, 2005, the Company used cash of $485,239 in operating activities compared to using $256,673 in the prior year. As at December 31, 2005 the company had an outstanding receivable of $704,532.

Net cash provided by financing activities was $1,823,572 in 2005, which compares to $1,535,947 in 2004. During the year ended December 31, 2005, $1,250,000 in convertible debentures were granted by Cornell Capital Partners LLP and an increase of the credit line of $843,167.

The auditors' report on the Company's December 31, 2005 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures about market risk

The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The fair value of all financial instruments at December 31, 2005 is not materially different from their carrying value.

To December 31, 2005, substantially all revenues are incurred In United States dollars and cash costs have been realized in both United States dollars and as such, are not subject to material foreign currency exchange rate risk. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between other foreign currencies and our reporting currency, the United States dollar.

Item 8.  Financial Statements

The financial statements of the Company and related schedules described under "Item 15. Financial Statements and Financial Statement Schedules" are included following this page.

                   FIDELIS ENERGY INC.


                    Audited Financial Statements
                   (EXPRESSED IN U.S. DOLLARS)

                    December 31, 2005 and 2004

                    Index

                    Report of Independent Registered Public Accounting Firms

                    Consolidated Balance Sheets

                    Consolidated Statement of Stockholders' Deficiency

                    Consolidated Statements of Operations

                    Consolidated Statements of Cash Flows

                    Notes to Consolidated Financial Statement

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
Fidelis Energy, Inc.


         We have audited the accompanying balance sheets of Fidelis Energy, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelis Energy, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended December 31, 2005 and December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

         As discussed in Note 16 to the financial statements, the Company's December 31, 2004 operating expenses previously reported as $505,084 have been changed to $830,084, due to a change in estimate. This change was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this change.


                                           Respectfully Submitted,


                                           /s/ Robison, Hill & Co.
                                           Certified Public Accountants

Salt Lake City, Utah
March 31, 2006

FIDELIS ENERGY INC.
Balance Sheets
December 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)                                                                                          Restated
                                                                                                2005                     2004
------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
  Cash and cash equivalents                                                     $            232,758        $               -
  Accounts receivable                                                                        704,532                        -
------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                         937,290                        -
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS METHOD
  Oil and Gas Leases                                                                         812,723                  516,526
  Oil and Gas Exploration Costs                                                            1,549,150                  768,645
  Less: Depletion                                                                          (124,137)                        -
------------------------------------------------------------------------------------------------------------------------------
TOTAL OIL AND GAS PROPERTIES                                                               2,237,715                1,285,171
OTHER ASSETS
  Prepaid                                                                                      5,173                    5,173
  Property and Equipment - net                                                                51,924                   98,358
------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                            57,097                  103,531
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $       3,232,102        $       1,388,702
==============================================================================================================================
LIABILITIES
CURRENT
  Accounts Payable                                                                 $          21,756        $          82,302
  Accrued Liabilities                                                                        136,063                   61,550
  Overdrawn Cash                                                                                   -                       82
  Note Payable                                                                               424,390                  402,765
  Related Party Note                                                                         146,279                  108,802
  Shareholder loan                                                                             3,130                    2,989
------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                    731,618                  658,490
NON CURRENT LIABILITIES
  Asset Retirement Obligation                                                                285,000                        -
  Credit Line Note Payable                                                                 1,790,501                1,222,335
  Convertible Debenture                                                                    1,256,678                        -
  Beneficial Conversion Liability                                                          2,503,507                        -
------------------------------------------------------------------------------------------------------------------------------
TOTAL NON CURRENT LIABILITIES                                                              5,835,686                1,222,335
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
                                                                                           6,567,304                1,880,825
------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIENCY
SHARE CAPITAL
  Authorized:
           100,000,000 shares of common stock  par value  $0.001
  Issued, allotted and outstanding:
           148,584,354 shares of common stock (2004 - 94,584,354)                            148,584                   94,584
TREASURY STOCK ISSUED  (2005 - 54,000,000   2004 - 0)                                   (10,800,000)                        -
ADDITIONAL PAID-IN CAPITAL                                                                11,106,584                  360,584
DEFICIT ACCUMULATED                                                                      (3,790,370)                (947,291)
------------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                           (3,335,202)                (492,123)
------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $       3,232,102        $       1,388,702
==============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIDELIS ENERGY INC.

Statement of Stockholders' Deficiency
Years ended December 31, 2005 and 2004                                                                                Page 1 of 2
(EXPRESSED IN U.S. DOLLARS)
                                                                                                                         Total
                                                                         Additional                                      Stock-
                                              Common stock                  paid-in     Treasury        Deficit         holders'
                                      ------------------------------
                                         Shares         Amount              capital        Stock    accumulated     (deficiency)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2003               95,331,354          95,331        (48,163)                   (114,048)         (66,880)

January 26, 2004, Shares
Issued for Cash                          14,608,000          14,608          73,392                                       88,000

February 25, 2004, Shares
Repurchased                            (17,430,000)        (17,430)        (87,570)                                    (105,000)

August  1, 2004, Shares Issued
to Directors for Services                 2,075,000           2,075         422,925                                      425,000

                                                                                                                               -

  - net loss for the year                                                                             (833,243)        (833,243)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004 - RESTATED    94,584,354   $      94,584    $    360,584              $    (947,291) $      (492,123)
=================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIDELIS ENERGY INC.

Statement of Stockholders' Deficiency
Years ended December 31, 2005 and 2004                                                                                Page 2 of 2
(EXPRESSED IN U.S. DOLLARS)
                                                                                                                            Total
                                                                          Additional                                         Stock-
                                                 Common stock                paid-in        Treasury         Deficit       holders'
                                         ------------------------------
                                            Shares         Amount            capital           Stock     accumulated   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2004                  94,584,354          94,584       360,584                       (947,291)      (492,123)


November 17, 2005 Treasury Stock @ $0.20    54,000,000          54,000    10,746,000    (10,800,000)               -              -


  - net loss for the year                                                                                (2,843,079)    (2,843,079)


------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2005                 148,584,354   $     148,584   $11,106,584    (10,800,000)   $ (3,790,370) $  (3,335,202)
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIDELIS ENERGY INC.
Statements of Operations
Years ended December 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)                                                                                      Restated
                                                                                           2005                      2004
--------------------------------------------------------------------------------------------------------------------------
REVENUE
  Production Income                                                         $         1,395,849        $           48,735
--------------------------------------------------------------------------------------------------------------------------

TOTAL REVENUE                                                                         1,395,849                    48,735

  Cost of operations                                                                    231,508                    33,722
--------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                          1,164,341                    15,013

  Corporate Finance fees                                                                257,500                         -
  Consulting                                                                            127,354                   110,056
  Depletion and amortization                                                            124,137                         -
  Exploration expenses                                                                  270,962                         -
  General and Admin fees                                                                278,159                   101,674
  Production Royalties                                                                  136,063                         -
  Salaries and Directors fees                                                           119,798                   544,500
  Selling & Marketing                                                                         -                    73,854
--------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                                        (149,632)                 (815,071)
OTHER EXPENSE

  Beneficial conversion expense                                                     (2,503,507)
  Interest Expense                                                                    (134,772)                  (18,172)
  Write off leasehold improvements                                                     (55,168)
--------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                                                       $       (2,843,079)        $        (833,243)
==========================================================================================================================

LOSS PER SHARE - basic and diluted


Loss from operations                                                        $            (0.00)        $           (0.01)


Net loss                                                                    $            (0.03)        $           (0.01)
==========================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - basic and diluted                                            101,076,187                95,698,605
==========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FIDELIS ENERGY INC

Statements of Cash Flows
Years Ended December 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)                                                                                      Restated
                                                                                           2005                      2004
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the year                                                      $      (2,843,079)        $        (833,243)
  Adjustments to reconcile net loss to net cash
    Used in operating activities:
    - depletion                                                                         124,137                         -
    - depreciation of fixed assets                                                       20,161                     7,262
    -  asset retirement obligation                                                      285,000
    - beneficial conversion expense                                                   2,503,507                         -
    - shares issuance for services                                                            -                   425,000
    - write off leasehold improvements                                                   55,168                         -
    - accredited to convertible debenture                                                 6,678
  Changes in assets and liabilities:
    - (Increase) Decrease in Accounts Receivable                                      (704,532)                         -
    - (Increase) Decrease in Deposits                                                         -                   (5,173)
    - Increase (Decrease) in Accounts Payable                                          (60,547)                    69,759
    - Increase (Decrease) in Accrued Expenses                                            74,512                    61,550
    - Increase (Decrease) in Note Payable                                                53,756                    18,172
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (485,239)                 (256,673)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of Capital Assets                                                             (28,894)                 (105,620)
Purchase of Oil & Gas Leases                                                          (296,177)                 (505,000)
Oil & Gas Exploration costs                                                           (780,504)                 (768,645)
--------------------------------------------------------------------------------------------------------------------------

                                                                                    (1,105,575)               (1,379,265)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                                        -
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from convertible debenture                                                   1,250,000                         -
Proceeds from Credit Line                                                               568,167                 1,213,250
Issuance of common shares                                                                     -                    88,000
Proceeds from Note Payable                                                                5,345                  (70,385)
Proceeds from Shareholder  loan                                                             142                         -
Overdrawn cash                                                                             (82)                        82
Proceeds from Related Party Note                                                              -                   305,000
--------------------------------------------------------------------------------------------------------------------------

                                                                                      1,823,572                 1,535,947
--------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   232,758                  (99,991)
--------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE ON CASH
                                                                                              -                         -

CASH AND CASH EQUIVALENTS, beginning of year                                                  -                    99,991
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS , end of year                                      $          232,758        $                -
==========================================================================================================================

CASH AND CASH EQUIVALENTS  REPRESENTED BY:
  Cash                                                                       $          232,758        $                -
--------------------------------------------------------------------------------------------------------------------------
                                                                             $          232,758        $                -
==========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

SUPPLEMENTAL CASH FLOW INFORMATION

On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. On November 17, 2005 the Company issued 54,000,000 as treasury stock held as collateral on the convertible debenture.

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Fidelis Energy is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         Nature of Operations and Going Concern

         During the year the Company started production of oil and gas extraction on several sights. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         As of December 31, 2005 the Company's cash flow from operations exceeded its general and administrative and other operational expenses. Also the Company is actively pursuing alternative financing and has renegotiated a $5,000,000 convertible debenture credit line to a conventional debt credit line with no convertible feature. Further, a $1,250,000 convertible debenture, with $1,250,000 advanced as of December 31, 2005 has also been negotiated.

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

         Nature of Business

         The Company was incorporated under the laws of the State of Nevada on November 6, 2000. Since November 6, 2000, the Company was in the development stage, and had not commenced planned principal operations. On June 10, 2003, the Company changed its name to Eagle Star Energy, Inc. to reflect the current direction of the company. On February 24, 2004, the Company changed its name to Fidelis Energy, Inc. The Company operated as a development stage company until the first quarter of 2004, when it began exploration for oil and gas. During the second quarter of 2004, the Company acquired a proven well field and was setting up the extraction process with some revenue generated as at December 31, 2004.

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

2.         SIGNIFICANT ACCOUNTING POLICIES

          (A)     ACCOUNTING ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period.

2.         SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Actual results may differ from those estimates.

         (B)      CASH EQUIVALENTS

                  For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.

         (C)      RECLASSIFICATION

                  Certain reclassifications have been made in the 2004 financial statements to conform with the 2005 presentation.

         (D)      CONCENTRATION OF CREDIT RISK

                  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

         (E)      FIXED ASSETS

                   Property and Equipment are stated at cost.  Depreciation  and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                                          Asset                  Rate
                      Computer hardware                      3 - 5 years
                      Office Equipment                       3 - 5 years
                      Office furniture and equipment         5 - 7 years
                      Leasehold improvements                 Term of Lease

                  Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed  of  and  the  accumulated  depreciation  thereon  is eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income. During the year $55,168 of un-amortized leasehold improvements was written off and expensed.

                  Depreciation expense for the years ended December 31, 2005 and 2004 was $20,161 and $7,262, respectively.

          (F) OIL AND GAS ACTIVITIES - SUCCESSFUL EFFORTS METHOD OF ACCOUNTING On April 4, 2005, the FASB adopted FASB Staff Position FSP FAS 19-1 that amends Statement of Financial Accounting Standards No. 19 (FAS 19), Financial Accounting and Reporting by Oil and Gas Producing Companies, to permit the continued capitalization of exploratory well costs beyond one year if
                  (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project

                  The Company accounts for its crude oil exploration and natural gas development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. During the year $270,962 was charged to exploration expense for dry hole costs.

                  The application of the successful efforts method of accounting requires managerial judgment to determine that proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of oil and gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

                  The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of finding an oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

                                RESERVE ESTIMATES

                  Estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretations and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

                  Total depletion expense for the years ended December 31, 2005 and 2004 was $124,137 and $0 respectively.


         (G)      ASSET RETIREMENT OBLIGATIONS

                  In the fourth quarter 2005, we adopted FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations" ("FIN 47"), an interpretation of FASB Statement No. 143, "Asset Retirement Obligations" ("SFAS 143"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. For existing contingent asset retirement obligations which are determined to be recognizable under FIN 47, the company has recognized an estimated obligation of $285,000 for potential plugging, abandonment and/or remedial costs of our operations.

         (H)      STOCK-BASED COMPENSATION

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

                  The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

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

                  In December 2004, FASB issued Statement No. 123 (R), SHARE-BASED PAYMENT, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. Effective for periods beginning after December 15, 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which was permitted under Statement 123, as originally issued. We currently are evaluating the impact of Statement 123 (R) on our financial condition and results of operations.

         (I)      LOSS PER SHARE

                  Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. Convertible equity instruments such as stock options, warrants, convertible debentures and notes payable are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be antidilutive.

         (J)      PERVASIVENESS OF ESTIMATES

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

         (K)      REVENUE RECOGNITION

                  The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measureable and collection is reasonably assured. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

3.       CONCENTRATIONS

                  At December 31, 2005, approximately 90% of the Company's revenues come from three gas wells in California. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

4.        INCOME TAXES

                  As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,313,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

5.        NOTE PAYABLE

                  On November 17, 2003, the Company repurchased 25,232,000 shares of its common stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. The loan due date has been extended and principal and interest are due on demand. As of December 31, 2005 and December 31, 2004, the Company owed $91,687 and $86,240 on this loan.

                  On April 2, 2004, the Company borrowed $305,000 from a third party for direct payment on oil and gas properties. The loan had an original due date of April 2, 2005 and bears interest of 5%. The note has been extended indefinitely. As at December 31, 2005 the outstanding amount is $332,703 including $16,177 of accrued interest. As of December 31, 2004, the Company owed $316,526 on this loan.

6.       SHAREHOLDER LOAN

                  The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 6 percent. As of December 31, 2005 and December 31, 2004, the Company owed $3,130 and $2,989, respectively, relating to these notes.

7.        CREDIT LINE NOTE PAYABLE

                  During the year ended December 31, 2004, the Company received $1,122,250 for a stock subscription of 1,122,250 common shares. On October 25, 2004, the Company renegotiated this transaction in the form of a Convertible Debenture Credit Line of up to $5 million. In 2004 this amount was reclassified from Common Stock to be Issued to a Current Liability. The Credit Line bares interest annual rate of Libor plus 2% percent and shall be payable 2 years from the issuance. The principal amount shall be convertible, in part for $1 per Preferred Series A Shares, at the option of the Company within the first six months and thereafter by the lender until the loan is satisfied or liquidated. The Preferred Shares shall be convertible to Common Stock on a basis equivalent to 20% of Common Stock of the Company then outstanding. As of December 31, 2004, the total amount due on the Convertible Debenture Credit Line was $1,222,335.

                  On November 15, 2005, we entered into a replacement promissory note in the amount of $2,050,000 with Chunuk Financial Corp., which replaces the variable rate convertible credit line agreement we entered into with Chunuk on October 24, 2004 in the principal amount of up to $5,000,000. As at December 31, 2005, $1,790,501 was outstanding including accrued interest amounts.

8.       CONVERTIBLE DEBENTURE

                  On November 18, 2005, we entered into a securities purchase agreement with Cornell Capital for an aggregate purchase price of $2,500,000, of which we have issued (i) a $1,250,000 secured convertible debenture, convertible into shares of our common stock, par value $0.001, and (ii) a warrant to purchase an aggregate of 9,000,000 additional shares of our common stock at an exercise price of $0.2708 per share exercisable until November 18, 2010. An additional $1,250,000 secured convertible debenture was issued on January 19, 2006, just prior to the filing of a registration statement.

                  The secured convertible debenture is convertible into shares of our common stock at any time by dividing the dollar amount being converted by the lower of $0.2708 or 80% of the lowest volume weighted average trading price per share of our common stock for five trading days immediately preceding the conversion date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 5% per annum. As at December 31, 2005 $6,678 has been charged as an interest expense.

                  The Warrant's to purchase 9,000,000 of the Company's common stock will expire on November 21, 2010. The exercise price of the warrant is $0.02708 and an exercise period of five years. The Company accounts for the fair value of these outstanding warrants to purchase common stock and the conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes.

                  Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities.

                  The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain (loss) on value of warrants and conversion feature.

                  Beneficial Conversion expense of the debenture was calculated by the Company based upon the difference between the market price of shares of the Company's stock as of the date of issuance and the conversion price applicable to the convertible debentures.

                  The value of the warrants have been calculated using the Black-Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 3.25; a dividend yield of 0.00%; an average volatility factor of the expected market price of the Company's common stock of 2,184% for 2004; and an expected life of 5 years.

                  In addition 1,823,190 warrants have been issued to H.C Wainwright and First SB Inc. respectively, each exercisable at $0.30 with terms of 5 years from November 28, 2005. The value of these warrants have also been calculated using the Black-Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 3.25; a dividend yield of 0.00%; an average volatility factor of the expected market price of the Company's common stock of 2,184%; and an expected life of 5 years.

                                                                  CONVERSION
                                                 WARRANTS          DEBENTURE                TOTAL

         Cornell Capital Partners, LP        $  (1,260,000.00)   $ (733,013.34)        $(1,993,013.34)
         H.C. Wainwright                     $  (255,246.60)                           $  (255,246.60)
         1st SB Partners Ltd.                $  (255,246.60)                           $  (255,246.60)

                        TOTAL BENEFICIAL CONVERSION EXPENSE                            $ (2,503,506.54)

9.       COMMITMENTS

         On January 22, 2004, the Company entered into a lease for office space. The rental charges are approximately $4,300 per month commencing May 1, 2004. The lease expires April 30, 2008.

         As of July 1, 2005 the Company had its above lease obligation assumed by another party and relocated to new premises within the same metro area. This move will precipitate a write-off of leasehold improvements in the amount of $67,182, which were written off during the quarter ended September 30, 2005. The rent for the new office is on a month-to-month basis.

         On January 1, 2006, the Company relocated its executive offices to 9595 Wishire Blvd., Ste. 900, Beverly Hills, CA 90212-2509. The Company currently rents this shared office facility on a month-to- month basis for $2,400 per month for all services.

10.      RELATED PARTY TRANSACTIONS

         Silver Star Energy, Inc. ("Silver Star") is a partner in many of the Company's projects. On March 12, 2004, Fidelis entered into a Farmout Proposal on the North Franklin Prospect in California, under the terms of which Fidelis invested $250,000 and received a 20% Working Interest in the Prospect. In April, 2004, Fidelis entered into a second Farmout Proposal, on the same prospect, and acquired an additional 15% Working Interest for an additional $250,000 contribution, for an aggregate total interest of 35%.

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 6% has been imputed on the loan. As of December 31, 2005 and 2004, the Company owes $114,147 and $108,802 on this loan.

11.      COMMON STOCK

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

         On April 1, 2004, the Company authorized the issuance of 2,075,000 shares of common stock to its three directors for services rendered. As a result of this issuance, $425,000 in compensation expense was recorded.

         On November 17, 2005, the Company issued 54,000,000 common shares as treasury stock held as collateral on the convertible debenture. The shares were recorded at the market value of the stock on the date of issuance, which was $0.20 per share.

12.       STOCK OPTIONS

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

         On March 17, 2004, the Board of Directors approved a stock option plan whereby 8,000,000 common shares have been set aside for employees, officers, directors and third party service providers to be distributed at the discretion of the Board of Directors. On March 17, 2004, 1,250,000 options were granted to the five officers/directors of the Company for an exercise price of $0.10 per share, increasing annually at 6% per annum from the grant date of March 17, 2004. The term of the options is 10 years. On April 1, 2004, the option grant was cancelled and replaced with an award for services of restricted stock.

         The following table sets forth the options and warrants outstanding as of December 31, 2005 and December 31, 2004:

                                                                             December 31,            December 31,
                                                                             2005                    2004
                                                                             -------------------     ------------------
         Options Outstanding, Beginning of year                                               -                      -
                  Granted                                                                     -                      -
                  Expired                                                                     -                      -
                  Exercised                                                                   -                      -
                                                                             -------------------     ------------------
         Options Outstanding, End of year                                                     -                      -
                                                                             ===================     ==================
         Exercise price for options outstanding, end of period               $                -      $               -
                                                                             ===================     ==================

13.       OIL AND GAS ACTIVITIES

         As of December 31, 2005, the Company had revenues of $135,373 from the Comanche Point property.

         In March of 2005, the Company received final approval to complete and has completed the tie in of the pipeline for the first North Franklin Gas Well in California. The Well has been in production for seven months now. Also a second well at the North Franklin, the Archer-Wildlands #1 well has been completed and has been in production since August, 2005. As of December 31, 2005, the Company had revenues of $1,203,993 from the North Franklin property.

   Property           Reserve               Revenue                 Depletion               Capitalized Costs        Dry Hole
   ------------------ ------------- ------------------------- ----------------------- ------------------------------ ---------------
                                        2005         2004        2005        2004          2005           2004            2005
   Comanche PT        Unproved       $    135,373   $ 15,013            -          -    $    812,703    $   516,526               -
   North Franklin     Proved         $  1,203,993          -     $124,137          -    $  1,481,293    $   768,645               -
   Kansas             Unproved                             -                       -    $     67,857                              -
   Hidalgo            Expensed                  -          -            -          -               -                    ($ 270,962)
   ------------------ ------------- -------------- ---------- ------------ ---------- --------------- -------------- ---------------
                                                                 $124,137               $  2,361,853    $ 1,285,171

         The reserve information presented below is based on reports prepared by independent petroleum engineers, Chapman Petroleum Engineering Ltd., for the proved property, North Franklin.

         The information is presented in accordance with regulations prescribed by the Securities and Exchange Commission and based on Reserve definitions found in Rule 4-10(a) of Regulation S-X. Reserve estimates are inherently imprecise.

         Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, ie., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

         Reservoirs are considered proved if economic producibilty is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and
         (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

                                          Summary of Company Reserves (Unaudited)
                                           OIL                            SALES GAS                         NGL
     Proved Developed                     MSTB                              MMscf                          Mbbls
     ------------------------- ---------------------------- ----- --------------------------- -- ---------------------------
                                   Gross          Net                Gross          Net             Gross          Net
                               -------------- ------------- ----- ------------- ------------- -- ------------- -------------
     Archer Whitney #1               -             -                 2,000         1,500              -             -
     Archer Whitney #1               -             -                 1,143          858               -             -
                               -------------- ------------- ----- ------------- ------------- -- ------------- -------------
                                     -             -                 3,143         2,358              -             -

The standardized measure of discounted future net cash flows, related to the above oil and gas reserves, is calculated in accordance with the requirements of SFAS No 69. Estimated future cash inflows from production are computed by applying year-end prices for oil and gas to year-end quantities of estimated proved reserves. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting period. Future development and production costs are those estimated future expenditures necessary to develop and produce year-end proved reserves based on year-end cost indices, assuming continuation of year end economic conditions. Estimated future income taxes are calculated by applying appropriate year-end statutory tax rates. These rates reflect allowable deductions and tax credits and are applied to estimated future pre-tax cash flows, less the tax bases of related assets. Discounted future net cash flows have been calculated using a 10% discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The information provided in tables set out below does not represent management's estimate of the Company's expected future cash flows or of the value Company's proved oil and gas reserves. Estimates of proved reserves quantities are imprecise and change over time, as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under SFAS No.69 requires assumptions as to the timing and the amount of future development and production costs. The calculations should not be relied upon as an indication of the Company's future cash flows or of the value of its oil and gas reserves.

                                               (Unaudited)        (Unaudited)
                                                  2005                2004
Future Cash inflows                               2,280,000                -
Future production and development costs           (192,000)                -
Future income tax expenses                                -                -
Future net cash flows                             2,088,000                -
Less effect of a 10% discount factor              (208,800)                -
Discounted future net cash flows                  1,879,200                -

Principal sources of changes in standardized measure of discounted future net cash flows

                                                                                (Unaudited)               (Unaudited)
                                                                                   2005                       2004
Discounted present value as at beginning of year                                   2,039,606                       -
Sales and transfers of oil and gas, net of production costs                      (1,200,000)                       -
Changes in future development costs                                                   44,000                       -
Extensions and discoveries and revisions, net of future production                   481,454                       -
and development costs
Net change in price and production costs                                             396,550                       -
Change in estimated net profit payments                                               96,000                       -
Accretion of discount                                                                 21,590                       -
Standardized measure, end of period                                                1,879,200                       -

                                                                              (Unaudited)            (Unaudited)
                                                                                 2005                     2004
Costs incurred in Oil and Gas Acquisition, Exploration and Development
---------------------------------------------------------------------------------------------------------------------
Development costs                                                                   1,220,351                211,526
Exploration costs                                                                     270,962
Acquisition costs
         Proved                                                                       768,645                768,645
         Unproved                                                                     372,857                305,000
                                                                      ------------------------ ----------------------
Total                                                                              $2,632,815              1,285,171
                                                                      ------------------------ ----------------------

14.       NON-CASH ACTIVITIES

         During the fiscal year 2005, the Company recognized a beneficial conversion expense of $2,503,507 related to a convertible debenture issued to Cornell Capital Partners, LP and the associated warrants issued.

15.       SUBSEQUENT EVENTS

         We announced that we had been informed by the operator that a tentative spud date for the "Archer-F-1" deep Forbes gas well has been set for February 18th. Fidelis has been waiting for a drilling rig and it is now expected to be onsite at the North Franklin Project on the aforementioned date. The site and road have been prepared, casing and tubing purchased and all necessary permits and licenses have been received. The 12,000 foot "Archer-F-1" well has been designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well. All parties have advanced funds in full for the drilling costs of the well. We also updated the timing for drilling of the "Archer-F-1" deep Forbes gas well. Fidelis has been informed by the operator that the drilling rig is being mobilized to the North Franklin project site tomorrow, Wednesday, February 22nd. After an estimated several day period for rig up, drilling of the 12,000 foot well will commence. The "Archer-F-1" drilling pad location, site facilities and all weather access road are prepared. The required casing and tubing have been purchased and are onsite. As well, all the necessary permits and licenses are in place. The 12,000 foot "Archer-F-1" well has been designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well. All parties have advanced funds in full for the drilling costs of the well.

         On March 7, 2006 we announced that the "Archer-F-1" gas well spudded March 5th and is drilling at the North Franklin Project, Sacramento California. Fidelis has been informed by the operator that the surface casing has now been set and the depth has reached 1,400 feet. The delay in the start date was due to heavy rain and wind in the Sacramento area causing a slower than expected rig up at the well site.

16.       RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS


         We have restated our balance sheet at December 31, 2004, and statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. The restatement impacts the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement is the result of a change in the estimated market value of 2,075,000 (1,250,000 pre-split) shares of common stock issued for services. The services were originally recorded at $.08 per share ($100,000). The value of the services have been restated to $.34 per share ($425,000). The impact of the restatement on the net income is a reduction of $325,000, from $508,243 to $833,243 net of tax for the year ended December 31, 2004. Earnings per share remained the same.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

           None.

Item 9A.  Controls and Procedures

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

         (b) Changes in Internal Controls

Based on his evaluation as of December 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2006. Management expects to be in compliance with the internal control requirements of
Section 404 of the Sarbanes-Oxley Act prior to the required compliance date in 2007.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

           The following table contains information regarding the members of the Board of Directors and the Executive of the Company as of the Record
           Date:

         NAME                                        AGE            POSITION(S)
         ---------------------------------- ----------------------- ---------------------------------------------

         William Marshall                             46            President, CEO and Director
         ---------------------------------- ----------------------- ---------------------------------------------

         Sterling Klein                               41            CFO/Secretary/Treasurer and Director
         ---------------------------------- ----------------------- ---------------------------------------------

         Gordon A. Samson                             47            Director (Independent)
         ---------------------------------- ----------------------- ---------------------------------------------

         Glen Harder                                  46            Director (Independent)
         ---------------------------------- ----------------------- ---------------------------------------------

         Thomas Herdman                               45            Director
         ---------------------------------- ----------------------- ---------------------------------------------

         All of the officers identified above serve at the discretion of the Board and have consented to act as officers of the Company. The biographies for the above individuals are presented below.

         MR. WILLIAM MARSHALL, PRESIDENT, CEO

         William Marshall was appointed to his position on May 31, 2005 and devotes approximately 30% of his time to the Company. Mr Marshall is a financial consultant with over 15 years of venture capital experience in private and public companies. With an extensive history in natural resource markets, Mr. Marshall brings a wealth of experience to Fidelis in the form of financings, corporate filings, management, and company structure from his duties with several public companies. He has served on five public company boards as a director, with duties ranging from Chairman and President, to Chief Executive Officer and Corporate Secretary.

         MR. STERLING KLEIN, CFO

         Sterling Klein was appointed to his position on September 27, 2004 and devotes approximately 40% of his time to the Company. Mr Sterling received his Bachelor of Business Administration & Co-operative Education Degrees from Simon Frasier University in Burnaby, British Columbia in 1990. Mr. Klein began his career in the petroleum industry with Shell Canada Ltd. as an Inventory Analyst and as a Production
         Accountant with Shell Canada, Mr. Klein was responsible for the division and analysis of petroleum products for a production facility to book monthly revenues and provides summary reports for management. Mr. Klein went on to work with Chevron Canada Ltd. as a credit analyst. In this role, Mr. Klein was involved with a development team that implemented new systems and procedures company-wide. From 1997 to the present, he has been a Consultant to both public and private companies providing services in financial management, corporate administration, accounting and reporting and held the position of Portfolio Manager with a mortgage investment corporation. He also holds certificates from the Canadian Securities Institute and the University of British Columbia Professional Programs (Real Estate Finance).

         MR. GORDON A. SAMSON, DIRECTOR

         Gordon Samson was appointed to his positions on February 1, 2006 and devotes approximately 20% of his time to the Company. Mr. Samson is an accredited accountant with approximately 20 years of experience in the financial arena including positions with Canada Customs and Revenue Agency ("CRA") (formerly Revenue Canada); a major Canadian institution as a senior banker; a regional, full service brokerage house; Chief Financial Officer and Chief Executive Officer positions in both the US and Canada serving as a director of a number of public corporations as well as being a member of various audit committees. Mr. Samson has further served as a consultant, performing due diligence for acquisitions and other corporate transactions for various reporting companies. Mr. Samson's background spans both resource and technology firms.

         MR. GLEN HARDER, DIRECTOR

         Mr. Harder was appointed to his position on February 1, 2006 and devotes approximately 20% of his time to the Company. Mr. Harder is a senior securities and corporate finance lawyer with approximately 20 years of experience in, among other things, structuring and capitalizing early stage corporations, acquisitions, mergers, takeovers, arrangements, corporate governance issues and public and private debt or equity financing transactions. Mr. Harder's law practice is presently focused on the natural resource sector - primarily oil and gas exploration and production. He currently represents reporting companies in both the United States and Canada.

         MR. THOMAS HERDMAN, DIRECTOR

         Mr. Herdman was appointed to his position on February 1, 2006 and devotes approximately 30% of his time to the Company. Thomas Herdman is a management consultant and financial translator for Pacific Rim companies. Until recently, he was based in Tokyo, Japan, where he worked with companies in the Asian Pacific area for 16 years and also held the position of Lecturer at Chuo Law University in Tokyo, Japan.

         There are no family relationships among the directors or executive officers of the Company.

         No director or executive officer of ours has been a director or executive officer of any business, which has filed a bankruptcy petition, or had a bankruptcy petition filed against it. No director or executive officer of ours has been convicted of a criminal offence or is the subject of a pending criminal proceeding. No director or executive officer of ours has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

         No director or officer of ours has been found by a court to have violated a federal or state securities or commodities law.

         DIRECTOR COMPENSATION

         Directors currently do not receive cash compensation for their services as members of the Board of Directors, although members are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings. Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors. Compensation received by officers, directors, and management personnel will be determined from time to time by our Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

         Other than as described above, our directors have consulting agreements with the Company as filed on Form 8-K February 13, 2006. The salaries shown in the following table are for the year ending December 31, 2005.

         COMMITTEES OF THE BOARD OF DIRECTORS

         It is intended that Messrs. Samson, Harder and Klein will serve on the Company's s audit committee. The audit committee reports to the Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audit, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

         Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all
         Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 2005, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners have complied with all Section 16(a) filing requirements in a timely manner.

Item 11. Executive Compensation

         SUMMARY COMPENSATION TABLE.

         The following summary compensation table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2005, 2004 and 2003. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

                                ANNUAL COMPENSATION                                LONG-TERM COMPENSATION
                                                                RESTRICTED
     NAME &                                                     STOCK
     PRINCIPAL                                  OTHER ACCRUED   AWARDS IN                                        ALL OTHER
     POSITION         YEAR    SALARY   BONUS    COMPENSATION      SHARES        OPTIONS/SARS     LTIP PAYOUTS   COMPENSATION
     Dan Hodges       2005         --      --               --          --                  --              --            --
                      2004   110,056-      --               --          --                  --              --            --
                      2003         --      --               --          --                  --              --            --
     Frank Anjakos    2005         --      --               --          --                  --              --            --
                      2004     81,333                              250,000
                      2003     18,000      --               --                              --              --            --
     James Marshall   2005         --      --               --          --                  --              --            --
                      2004     29,000      --               --     250,000                  --              --            --
                      2003
     Julianne
     Degrendele       2005         --      --               --          --                  --              --            --
                      2004     53,167      --               --     250,000                  --              --            --
                      2003         --      --               --          --                  --              --            --
     Jeff Paro        2005         --      --               --          --                  --              --            --
                      2004     28,000      --               --     250,000                  --              --            --
                      2003         --      --               --          --                  --              --            --
     Robert Hadley    2005         --      --               --          --                  --              --            --
                      2004     28,000      --               --     250,000                  --              --            --
                      2003         --      --               --          --                  --              --            --
     William
     Marshall         2005     47,000      --               --          --                  --              --            --
                                           --               --                              --              --            --
     Sterling Klein   2005     76,000      --               --          --                  --              --            --

-------------------------------------------------------------------------------------------------------------------

         OPTIONS/SAR GRANTS OR EXERCISES AND LONG TERM INCENTIVE PLAN

         There are no stock option grants, Stock Appreciation Rights (SAR's) grants, options/SAR exercises or Long Term Incentive Plans (LTIP's) awarded to the named executive officers in the last three financial years.

         DEFINED BENEFIT OF ACTUARIAL PLAN

         The Company does not have a defined benefit or actuarial plan in place.

Item 12.  Security Ownership of Certain Beneficial owners and Management

         The following table contains information about the beneficial ownership of our common stock as of December 31, 2005, for:

         (i) each person who beneficially owns more than five percent of the common stock;

         (ii) each of our directors;

         (iii) the named executive officers; and (iv) all directors and executive officers as a group.

TITLE OF CLASS                 NAME AND ADDRESS OF BENEFICIAL   AMOUNT AND NATURE OF        PERCENT OF CLASS (1)
                               OWNER                            BENEFICIAL OWNERSHIP
Common Stock                   TMC Capital Trust       2720 -
                               200 Granville St.  Vancouver,                                 1.8 %
                               B.C.  Canada Thomas Herdman,     20,584,000
                               Trustee for William Marshall                                 2
Common Stock                   SNK Capital Trust
                               P.O. Box N-8198                                               1.8 %
                               Nassau, Bahamas
                               Gaye Knowles, Trustee            20,584,000
                               for Sak Narwal                                               2
Common Stock                   Sterling Klein
                               6421 Chaucer Place Burnaby,      716,667                      .8 %
                               B.C.  Canada                                                 0
Common Stock                   James Marshall
                               14455 N. Hayden Road #206        0
                               Scottsdale, AZ   85260                                       0
Common Stock                   Daniel Hodges / Joshua  & Grace
                               Investments LLC                                               .8 %
                               PO Box 393                       8,300,000
                               Sonoita  AZ   85637                                          8
Common Stock                   All Officers and Directors as a  21,300,667                  22.5 %
                               group
---------------------------------------------------------------------------------------------------------------------------
Total                                                           50,184,667                  53.2 %
---------------------------------------------------------------------------------------------------------------------------

(1) BASED UPON 94,584,354 SHARES OF COMMON STOCK OUTSTANDING AT THE DATE OF THIS REPORT.


Item 13.  Certain  Relationships and Related Transactions

The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 6 percent. As of December 31, 2005 and December 31, 2004, the Company owed $3,130 and $2,989, respectively, relating to these notes.

On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 4.22% has been imputed on the loan. As of December 31, 2005, the Company owes $114,147 on this loan.

The Company has a "working interest" relationship with Silver Star Energy, Inc. (SVSE: OTC: BB). Both companies have an interest in the North Franklin gas project in Sacramento, California. The management of both companies work closely together on projects and have contemplated, or are contemplating additional jointly operated projects in the future. Also, the two companies share a common origin in that certain beneficial shareholders of both companies have contributed to their formation.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2004 and December 31, 2003:

         SERVICES                          2005                      2004
         Audit fees                        29,880                    8,925
         Audit related fees                                          -
         Tax fees                          200                       -
         All other fees                                              -

         Total fees                        30,080                    8,925

AUDIT FEES. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

TAX FEES. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.


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

The Audit Committee pre-approved 100% of the Company's 2004 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission's final pre-approval rules.

PART IV

Item 15. Exhibits and Reports on 8-K

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

                  (A)      Exhibits

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

                  (B) Reports on Form 8-K

                           1.       On June 13,  2005 the  Company  filed a Form
                                    8-K   relating   to   the   resignation   of
                                    directors.

                           2. On June 15, 2005 the Company filed a Form 8-K relating to the resignation of directors


                           3. On October 3, 2005 the Company filed a Form 8-K relating to a Data Sharing Agreement

                           4.       On October 19, 2005 the Company filed a Form
                                    8-K   relating  to  a  variety  of  material
                                    agreements/contracts.

                           5. On November 15, 2005 the Company filed a Form 8-k relating to a replacement financing note first file October 19, 2005.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIDELIS ENERGY INC.

         Dated:   March 31, 2006       Per:     /s/ William Marshall
                                       ------------------------------------
                                       William Marshall, CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                       /s/ William Marshall
                                       --------------------
                                       William Marshall, CEO and Director




         Dated:   March 31, 2006       Per:     /s/ Sterling Kleinl
                                       ------------------------------------
                                       Sterling Klein, CFO and Director

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                       /s/ Sterling Klein
                                       ------------------
                                       Sterling Kleinl, CFO and Director



/S/     Gordon Samson
---------------------
Gordon Samson
Director


Glen Harder
Director


Tom Herdman
Director