Form 10QSB
period 2006-03-31
FIDELIS ENERGY INC
filed 2006-05-15
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

       9595 WILSHIRE BOULEVARD, SUITE 900, BEVERLY HILLS, CALIFORNIA 90212
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 300-4062
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: MARCH 31, 2006 148,584,354


         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [ X ]

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                              FIDELIS ENERGY, INC.
                                 BALANCE SHEETS




                                                                                  (Unaudited)
                                                                                   March 31,         December 31,
                                                                                     2006               2005
                                                                              ------------------ ------------------

ASSETS
Current Assets
   Cash                                                                       $          154,257 $          232,758
   Accounts receivable                                                                   288,000            704,532
   Prepaid expense                                                                        15,000                  -
                                                                              ------------------ ------------------
       Total Current Assets                                                              457,257            937,290
                                                                              ------------------ ------------------

Oil & Gas Properties, Using Successful Efforts Method
   Oil & Gas Leases                                                                      815,179            812,702
   Oil & Gas Exploration Costs                                                         2,373,170          1,549,150
   Less: Depletion                                                                      (158,443)          (124,137)
                                                                              ------------------ ------------------
       Total Oil & Gas Properties                                                      3,029,906          2,237,715
                                                                              ------------------ ------------------

Other Assets
   Deposits                                                                                5,173              5,173
   Property and Equipment - net                                                           48,030             51,924
                                                                              ------------------ ------------------
       Total Property & Equipment, Net of Depreciation                                    53,203             57,097
                                                                              ------------------ ------------------

TOTAL ASSETS                                                                  $        3,540,366 $        3,232,102
                                                                              ================== ==================

                              FIDELIS ENERGY, INC.
                                 BALANCE SHEETS





                                                                                  (Unaudited)
                                                                                   March 31,        December 31,
                                                                                     2006               2005
                                                                              ------------------ ------------------

LIABILITIES
Current Liabilities
   Accounts Payable                                                           $           53,709 $           21,756
   Accrued Liabilities                                                                     8,541            136,063
   Notes Payable                                                                         375,158            424,390
   Related Party Note                                                                    115,817            146,279
   Shareholder Loan                                                                        3,176              3,130
                                                                              ------------------ ------------------
       Total Current Liabilities                                                         556,401            731,618
                                                                              ------------------ ------------------

Non-Current Liabilities
   Asset Retirement Obligation                                                           285,000            285,000
   Credit Line Note Payable                                                            1,292,197          1,790,501
   Convertible Debenture                                                               2,538,592          1,256,678
   Beneficial Conversion Liability                                                     2,503,507          2,503,507
                                                                              ------------------ ------------------
      Total Non-Current Liabilities                                                    6,619,296          5,835,686
                                                                              ------------------ ------------------

TOTAL LIABILITIES                                                                      7,175,697          6,567,304
                                                                              ------------------ ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 148,584,354 shares
    at March 31, 2006 and December 31, 2005                                              148,584            148,584
  Treasury Stock, 54,000,000 shares at March 31, 2006 and
     December 31, 2005                                                               (10,800,000)       (10,800,000)
  Paid-In Capital                                                                     11,106,584         11,106,584
  Retained Deficit                                                                    (4,090,499)        (3,790,370)
                                                                              ------------------ ------------------

TOTAL STOCKHOLDERS' EQUITY                                                            (3,635,331)        (3,335,202)
                                                                              ------------------ ------------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                   $        3,540,366 $        3,232,102
                                                                              ================== ==================



   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF OPERATIONS





                                                                                       (Unaudited)
                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                                 2006               2005
                                                                          ------------------  -----------------
Production Income                                                         $          498,883  $               -
Cost of Operations                                                                   115,815                  -
                                                                          ------------------  -----------------
     Gross Profit                                                                    383,068                  -
                                                                          ------------------  -----------------

Expenses:
   Corporate finance fees                                                            250,000                  -
   Consulting                                                                        237,887             44,500
   General and administrative                                                         98,726             50,699
   Selling and marketing                                                              41,191                867
                                                                          ------------------  -----------------
      Total Operating Expenses                                                       627,804             96,066
                                                                          ------------------  -----------------

Other Expense
  Interest                                                                           (55,393)           (22,614)
                                                                          ------------------  -----------------

Net Income (Loss)                                                         $         (300,129) $        (118,680)
                                                                          ==================  =================

Basic & Diluted Loss                                                      $                -  $               -
                                                                          ==================  =================

Weighted Average Shares                                                          148,584,354         94,584,354
                                                                          ==================  =================











   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF CASH FLOWS




                                                                                             (Unaudited)
                                                                                     For the Three Months Ended
                                                                                            March 31,
                                                                                    2004                  2005
                                                                                -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $        (300,129) $         (118,680)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depletion                                                                               34,306                   -
   Depreciation and Amortization                                                            3,894               7,139
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                                                416,531                   -
(Increase) Decrease in Prepaids                                                           (15,000)                  -
Increase (Decrease) in Accounts Payable                                                    31,954               5,921
Increase (Decrease) in Interest on Notes Payable                                           59,094              22,614
Increase (Decrease) in Accrued Expenses                                                  (127,523)               (194)
                                                                                -----------------  ------------------
  Net Cash Used in operating activities                                                   103,127             (83,200)
                                                                                -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment                                                                    -              (1,758)
Payment for Leasehold Improvements                                                              -              (5,742)
Purchase of Oil & Gas Leases                                                                    -             (40,000)
Oil & Gas Exploration Costs                                                              (826,496)           (282,026)
                                                                                -----------------  ------------------
Net cash provided by investing activities                                                (826,496)           (329,526)
                                                                                -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Convertible Debenture                                                     1,250,000             420,000
Payment of Notes Payable                                                                 (605,132)                  -
                                                                                -----------------  ------------------
Net Cash Provided by Financing Activities                                                 644,868             420,000
                                                                                -----------------  ------------------

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)





                                                                                             (Unaudited)
                                                                                     For the Three Months Ended
                                                                                             March 31,
                                                                                       2006                2005
                                                                                -----------------  ------------------

Net (Decrease) Increase in Cash                                                 $         (78,501) $            7,274
   and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period                                          232,758                   -
                                                                                -----------------  ------------------

Cash and Cash Equivalents at End of Period                                      $         154,257  $            7,274
                                                                                =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                      $               -  $                -
  Franchise and income taxes                                                    $               -  $                -
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

         The unaudited financial statements as of March 31, 2006, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three month period. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

         Nature of Operations and Going Concern

         During the year the Company continued its production of oil and gas extraction on several sights. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         As of March 31, 2006 the Company's cash flow from operations did not exceed its general and administrative and other operational expenses. This was primarily attributed to one-time corporate finance fees associated with the closing of the second half of a convertible debenture financing of $1,250,000 and the lower gas prices received for delivered product in the first quarter of 2006. However, the Company successfully drilled a third gas well in the first quarter of 2006 and expects to receive cash flows from this new well in the second quarter. The Company is actively looking at competitive finance sources that could assist in accelerating the Company's exploration program and oil and gas operations.

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

         (c)      Reclassification

                  Certain reclassifications have been made in the 2005 financial statements to conform with the 2006 presentation.

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

                  Depreciation expense for the three months ended March 31, 2006 and 2005 was $3,894 and $7,139, respectively.

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

                  Total depletion expense for the three months ended March 31, 2006 and 2005 was $34,306 and $0, respectively.


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

         (j)      Revenue Recognition

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

3.       Concentrations

                  At March 31, 2006, approximately 90% of the Company's revenues come from two gas wells in California. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

5.        Note Payable

                  On November 17, 2003, the Company repurchased 25,232,000 shares of its common stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. The loan due date has been extended and principal and interest are due on demand. As at March 31, 2006 and December 31, 2005, the Company owed $93,029 and $91,687 on this loan.

                  On April 2, 2004, the Company borrowed $305,000 from a third party for direct payment on oil and gas properties. The loan had an original due date of April 2, 2005 and bears interest of 5%. The note has been extended indefinitely. As at March 31, 2006 and December 31, 2005, the Company owed $282,129 and $332,703, respectively, on this loan. Accrued interest of $2,427 was capitalized at March 31, 2006.

6.       Shareholder loan

                  The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 6 percent. As at March 31, 2006 and December 31, 2005, the Company owed $3,176 and $3,130, respectively, relating to these notes.

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

                  On November 15, 2005, we entered into a replacement promissory note in the amount of $2,050,000 with Chunuk Financial Corp., which replaces the variable rate convertible credit line agreement we entered into with Chunuk on October 24, 2004 in the principal amount of up to $5,000,000. As at March 31, 2006 and December 31, 2005, $1,292,197 and $1,790,501,
                  respectively, was outstanding including accrued interest amounts.

8.       Convertible Debenture

                  On November 18, 2005, we entered into a securities purchase agreement with Cornell Capital for an aggregate purchase price of $2,500,000, of which we have issued (i) a $1,250,000 secured convertible debenture, convertible into shares of our common stock, par value $0.001, and (ii) a warrant to purchase an aggregate of 9,000,000 additional shares of our common stock at an exercise price of $0.2708 per share exercisable until November 18, 2010. An additional $1,250,000 secured convertible debenture was issued on January 19, 2006, just prior to the filing of a registration statement. As at March 31, 2006 and December 31, 2005, $2,538,592 and $1,256,678,
                  respectively, was the debenture loan outstanding including accrued interest.

                  The secured convertible debenture is convertible into shares of our common stock at any time by dividing the dollar amount being converted by the lower of $0.2708 or 80% of the lowest volume weighted average trading price per share of our common stock for five trading days immediately preceding the conversion date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 5% per annum. As at March 31, 2006 and December 31, 2005, $31,914 and $6,678, respectively, was charged as an interest expense.

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

                  Beneficial Conversion expense of the debenture that was recorded in 2005 was calculated by the Company based upon the difference between the market price of shares of the Company's stock as of the date of issuance and the conversion price applicable to the convertible debentures.

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

                                                             CONVERSION
                                            WARRANTS          DEBENTURE         TOTAL

         Cornell Capital Partners, LP     $(1,260,000.00)  $ (733,013.34)  $(1,993,013.34)
         H.C. Wainwright                  $  (255,246.60)                  $  (255,246.60)
         1st SB Partners Ltd.             $  (255,246.60)                  $  (255,246.60)

                                   TOTAL BENEFICIAL CONVERSION EXPENSE     $(2,503,506.54)

9.       Commitments

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

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 6% has been imputed on the loan. As at March 31, 2006 and December 31, 2005, respectively, the Company owes $115,817 and $114,147 on this loan.

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

         The following table sets forth the options and warrants outstanding as of March 31, 2006 and December 31, 2005 :

                                                                                 March 31,             December 31,
                                                                                    2006                   2005
                                                                             -------------------     ------------------
         Options Outstanding, Beginning of period                                             -                      -
                  Granted                                                                     -                      -
                  Expired                                                                     -                      -
                  Exercised                                                                   -                      -
                                                                             -------------------     ------------------
         Options Outstanding, End of period                                                   -                      -
                                                                             ===================     ==================
         Exercise price for options outstanding, end of period               $                -      $               -
                                                                             ===================     ==================

13.       Oil and Gas Activities

         For the quarter ending March 31, 2006 and the year ending December 31, 2005, respectively, the Company had revenues of $47,033 and $135,373 from the Comanche Point property.

         In March of 2005, the Company received final approval to complete and has completed the tie in of the pipeline for the first North Franklin Gas Well in California. The Well has been in production since June, 2005. Also a second well at the North Franklin, the Archer-Wildlands #1 well was completed and has been in production since August, 2005. For the quarter ending March 31, 2006 and the year ending December 31, 2005, respectively, the Company had revenues of $451,850 and $1,203,993 from the North Franklin property.


14.       Non-cash Activities

         During the fiscal year 2005, the Company recognized a beneficial conversion expense of $2,503,507 related to a convertible debenture issued to Cornell Capital Partners, LP and the associated warrants issued.

15.       Subsequent Events

         Pursuant to a promissory note dated April 6, 2006, the Company borrowed $150,000 from a related party for a one year term at 5% interest. The Company expects to retire the note in the second quarter of 2006.

         Pursuant to consulting agreements dated April 7, 2006, all of the directors and several affiliates of the Company were issued a total of 10,000,000 shares of common stock. A Form S8 was filed in relation to each share issuance on April 13, 2006. The shares issued under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. The information contained herein contains "forward looking statements." Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the accompanying financial Statements and related notes thereto.

Overview

         Fidelis Energy, Inc. ("Fidelis" or the "Company") is primarily in the business of acquiring and operating, as a working interest partner, smaller oil and gas leases, and exploratory oil and gas wells. The Company maintains relatively low overhead by contracting certain operating and investigative functions out to experienced, licensed geologists, geophysicists and private oil and gas operators.

         Normally only those projects that are in close proximity to delivery systems such as pipelines or refineries will be pursued. Whereas there are large oil and gas fields that could be aggressively engaged, the management of the Company believes that the level of production required to justify the investment into such capital intensive infrastructures is of greater risk than the Company is willing to bear at present, and the necessary capital for such is currently unavailable to the Company. Hence, in the near future, the Company will only pursue those projects that can be tied into pipelines or trucked from onsite storage facilities to proximate refineries with minimal costs involved.

Noteworthy Corporate Events

         The Company is pleased with the continuing monthly revenue being derived from Fidelis' 35% interest in the North Franklin Project, Sacramento California. Production is from the Company's two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1". Since virtually all of the Company's revenue is derived from North Franklin Project, the Company is materially affected by significant fluctuations in prevailing natural gas prices.

         The North Franklin Project is the Company's core asset and the near-term and continued development of the project is key to increasing monthly revenue. During the early part of this quarter, Fidelis continued to prepare for the drilling of its 3rd Franklin well, the "Archer-F 1" deep Forbes test.

         On February 1, 2006, the Company  announced the appointment of Mr. Glen
D. Harder to its Board of Directors. Mr. Harder is a senior securities and corporate finance lawyer with approximately 20 years of experience in, among other things, structuring and capitalizing early stage corporations, acquisitions, mergers, takeovers, arrangements, corporate governance issues and public and private debt or equity financing transactions. Mr. Harder's law primarily oil and gas exploration and production and he represents public companies in both the United States and Canada.

         On February 6, 2006, Fidelis announced the resignation of Mr. James Marshall from its Board of Directors and concurrently announced the appointments of Mr. Gordon Samson and Mr. Thomas Herdman to the Board. Mr. Samson is a senior accountant with approximately 20 years of experience in the financial arena. Mr. Herdman is a management consultant and financial translator for Pacific Rim companies.

         During March, Fidelis continued with the drilling of the Archer F-1 and continued to evaluate the prospect and interpret the ongoing drilling logs for gas showings. The drilling program called for a deep (approximately 12,000 feet) test of the prospect and, in the process of drilling to depth, the drill passed through the "Winters" formation. The logs indicated a high likelihood that the Winters formation would again yield a commercially productive gas well. The Company continued into the "Forbes" zone and encountered a significant section of Forbes Sand that contained excellent gas shows. However, the Forbes sands were directly above other sand that contained high-pressure gas and salt water. During this operational period, the well lost circulation during the open hole conditioning for electric logs. The hole broke down within 100 feet of the shoe, took drilling fluid and allowed the well to flow gas and salt water, from the target zones into the well bore. The flow of gas and water from the Forbes reduced the hydrostatic column creating a highly unsafe condition to log or drill any further. Several days of conditioning the drilling fluid (increasing mud weight up to 15.9 lbs per gal) and numerous costly attempts to maintain a static well failed due to the salt water and gas cutting the mud weight needed to compensate for the higher than expected formation pressures. In an effort to protect the Winters pay interval, the Company and its project partners made a decision to plug the open hole below the casing shoe that was set at the bottom of the production casing. The plugging process included the setting of a cement retainer, and the drill pipe was pulled out of the hole in preparation for rig release. By setting the retainer and cementing, it may be possible to re-drill the lower hole and evaluate the gas shows encountered within the Forbes sands above the high-pressure water sands. Due to the foregoing, the Forbes was not fully evaluated or tested and there remains the potential for a commercial gas discovery in that zone.

Subsequent Events

         Pursuant to a promissory note dated April 6, 2006, the Company borrowed $150,000 from a related party to have additional working capital available prior to the Company receiving its next revenue payment. The promissory is a one year term at 5% interest, but the Company expects to retire the note in the second quarter.

         Pursuant to a consulting agreement dated April 7, 2006 with Robert McIntosh, the Company retained Mr. McIntosh, an experienced consulting geologist and public company management team member, to consult with respect to the business and strategic planning and to assist the President and the board of directors on an as-requested basis. The agreement ends on December 31, 2006, subject to termination as provided in the agreement. Fidelis issued 1,000,000 shares of common stock to Mr. McIntosh. A Form S8 was filed in relation to the share issuance on April 13, 2006. The shares issued under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended.

         Pursuant to a consulting agreement dated April 7, 2006 with David Naylor, the Company retained Mr. Naylor, an experienced financial consultant and public company management team member, to consult with respect to the business and strategic planning and to assist the President and the board of directors on an as-requested basis. The agreement ends on December 31, 2006, subject to termination as provided in the agreement. Fidelis issued 1,000,000 shares of common stock to Mr. Naylor. A Form S8 was filed in relation to the share issuance on April 13, 2006. The shares issued under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended.

         Pursuant to a consulting agreement dated April 7, 2006 with Glen D. Harder, the Company retained Mr. Harder to act as a director and consult with respect to the business and strategic planning and to assist the President and the board of directors on an as-requested basis. The agreement ends on December 31, 2006, subject to termination as provided in the agreement. Fidelis issued 2,000,000 shares of common stock to Mr. Harder. A Form S8 was filed in relation to the share issuance on April 13, 2006. The shares issued under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended.

         Pursuant to a consulting  agreement  amendment dated April 7, 2006 with
W. Scott Marshall, the Company amended the January 1, 2006 consulting agreement with Mr. Marshall in order to provide for the issuance of 2,500,000 shares of common stock to Mr. Marshall. The agreement ends on December 31, 2006, subject to termination as provided in the agreement. A Form S8 was filed in relation to the share issuance on April 13, 2006. The shares issued under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended.

         Pursuant to a consulting agreement amendment dated April 7, 2006 with Sterling Klein, the Company amended the January 1, 2006 consulting agreement with Mr. Klein in order to allow for the issuance of 1,000,000 shares of common stock to Mr. Klein. The agreement ends on December 31, 2006, subject to termination as provided in the agreement. A Form S8 was filed in relation to the share issuance on April 13, 2006. The shares issued under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended.

         Pursuant to a consulting agreement amendment dated April 7, 2006 with Gordon A. Samson, the Company amended the January 1, 2006 consulting agreement with Mr. Samson in order to allow for the issuance of 1,500,000 shares of common stock to Mr. Samson. The agreement ends on December 31, 2006, subject to termination as provided in the agreement. A Form S8 was filed in relation to the share issuance on April 13, 2006. The shares issued under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended.

         Pursuant to a consulting agreement amendment dated April 7, 2006 with Thomas Herdman, the Company amended the January 1, 2006 consulting agreement with Mr. Herdman in order to allow for the issuance of 1,000,000 shares of common stock to Mr. Herdman. The agreement ends on December 31, 2006, subject to termination as provided in the agreement. A Form S8 was filed in relation to the share issuance on April 13, 2006. The shares issued under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended.

Results of Operations

         The Company has realized a net loss from operations of $4,090,499 since inception due primarily to a beneficial conversion expense and corporate finance fees associated with a convertible debenture financing completed by the Company. Additionally, legal, accounting and management fees necessary to bring the Company through the development stage to become a producer of oil and gas have added to the net loss position. During 2006, the Company has also incurred production costs of $115,815 and capitalized $826,496 in exploration costs related to its oil and gas leases and operations.

         The Company had selling and marketing expenses from continuing operations of $41,191 and $867 for the three months ended March 31, 2006 and 2005. General and administrative expenses were $336,613 for three months ended March 31, 2006, which consisted mainly of officer and director consulting expenses, compared to $95,199 for the three months ended March 31, 2005.

Liquidity and Capital Resources

         Cash and cash equivalents from inception have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In the first quarter, the proceeds necessary to operate the Company and provide for acquisition capital came from the proceeds of a convertible debenture financing and production revenue as previously disclosed.

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

         The Company recorded a net loss from operations of $300,129 for the three months ended March 31, 2006 compared to a net loss of $118,680 for the same period in 2005. The increase in the net loss was primarily attributed to one-time corporate finance fees associated with the closing of the second half of a convertible debenture financing.

Employees

         As of March 31, 2006, the Company had no employees, however, all of the
officers  and   directors   did  receive   compensation   for   consulting   and
administrative services as previously disclosed.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

         On January 12, 2006, the Company filed on Form 8-K, under Item 3.02 Unregistered Sales of Equity Securities.

         On February 13, 2006, the Company filed on Form 8-K, under Item 1.01 Entry Into a Material Definitive Agreement, and Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

         On March 6, 2006, the Company filed on Form 8-K, under Item 3.02 Unregistered Sales of Equity Securities.

         On April 10, 2006, the Company filed on Form 8-K, under Item 1.01 Entry Into a Material Definitive Agreement.

         On April 26, 2006, the Company filed on Form 8-K, under Item 7.01 Regulation FD Disclosure.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 15, 2006

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: May 15, 2006



/S/     William Marshall
------------------------
William Marshall
President
(Principal Executive Officer)

/S/     Sterling Klein
----------------------
Sterling Klein
Secretary/Treasurer
(Principal Financial Officer)