Form 10KSB/A
period 2004-12-31
FIDELIS ENERGY INC
filed 2006-05-30
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                        Commission file number: 000-33499


                              FIDELIS ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                     16-1599721
-------------------------------            -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or organization)



                  2920 N. Swan Rd., Suite 207, Tucson, AZ 85712
               (Address of principal executive office) (Zip Code)

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

Total revenues for fiscal year ended December 31, 2004:   $48,735

At March 1, 2005, the number of shares of common stock outstanding was 94,584,354.

Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
   [   ] Yes [X] No



                                Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2004 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC"). Our financial position and results of operations for the periods presented have been restated from the financial position and results of operations originally reported to record $325,000 in additional expense from the issuance of common stock for services.

For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of March 29, 2005, the filing date of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-KSB/A should be read in conjunction with our subsequent filings with the SEC.

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


                         2003                      HIGH               LOW
December 15, 2003 to December 31, 2003                $0.07              $0.01

                         2004                      HIGH               LOW
January 1, 2004 to March 31, 2004                     $0.38             $0.03
April 1, 2004 to June 30, 2004                        $0.50             $0.29
July 1, 2004 to September 30, 2004                    $0.33             $0.19
October 31, 2004 to December 31, 2004                 $1.04             $0.17

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

         On April 1, 2004, the Company authorized the issuance of 1,250,000 shares of common stock which with the stock dividend described above had the effect of a 1.66:1 forward split to 2,075,000 shares of common stock to its five directors for services rendered. As a result of this issuance, $425,000 in compensation expense was recorded.

SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the audited Financial Statements and Notes thereto included in Item 8, with "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with other financial data included elsewhere in this Form 10-KSB. The consolidated statement of operations data for the year ended December 31, 2004 and the year ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by Robison Hill, Public Accountants.

The independent auditors' report appearing elsewhere in this document contain disclosures that the Company's losses and negative cash flows from operations raise concern about our ability to continue as a going concern. The consolidated financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

                                                      Year Ended December 31
                                               2004                 2003
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue                                             $ 48,735    $            -
Cost of revenue                                       33,722                 -
                                             ---------------    ---------------
Gross profit                                          15,013                 -
Operating expenses                                 (830,084)          (28,801)
Interest expense                                    (18,172)           (4,936)
                                             ---------------    ---------------
Net loss                                         $ (833,243)        $ (33,737)
                                             ===============    ==============
Basic and diluted loss per share                   $  (0.01)        $   (0.00)
                                             ---------------    ---------------
Weighted average common shares outstanding        95,698,605       273,425,186
                                             ===============    ===============

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents                            $     -      $     99,991
Working capital (deficit)                          (658,490)          (66,880)
Total assets                                       1,388,702            99,991
Total liabilities                                  1,880,825           166,871
Total stockholders' equity                         (492,123)          (66,880)
                                             ---------------    ---------------



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

SUBSEQUENT EVENTS

JOARCAM ALBERTA, CANADA- LIGHT OIL INVESTMENT

         On January 28th, the Company negotiated to purchase working interests in 2 oil wells at the Joarcam Project located in Alberta Canada. The terms of the purchase agreement will be based on a "fair market" price for the working interest, established by a third-party reservoir engineer and to be determined after a 30-day production period is established for both wells. Following this evaluation, closing will be held April 2nd. Currently, asset sales of equivalent production are approximately $35,000 per barrel oil per day. Fidelis will acquire a 100% working interest in the 4-27 oil well from a private, affiliated Alberta company (51%) and Dixon Oil and Gas (49%). The well has been producing at a rate of 35 barrels per day since production was established in January

2004. Also, Fidelis will acquire a 30% working interest from the private Alberta Company in a new well named 13-27. The 13-27 well is undergoing completion and production testing to establish daily rate production. There is the potential for 110 to 115 bpd of production between the two wells at the two locations. The overall development strategy envisioned by the operator and other working interest partners at Joarcam could see between 16 and 24 well locations ultimately drilled. Fidelis has negotiated a first right of refusal to acquire the remaining 30% working interest on all future drilling locations at Joarcam from the private Alberta company that covers all potential property wide reserves, production and other targets that include natural gas potential on the northern portion of the leases. With success at Joarcam, it is anticipated that the field could produce between 800 and 1200 barrels of oil per day (bbls/d) if fully developed at an average of 50 barrels per day per well. Oil wells at Joarcam demonstrate very shallow decline curves. The prospect lands are located about 25 miles southeast of Edmonton, Alberta and there is year round access to the property. Recently, the 38 degree API light oil at Joarcam has been priced at over $50.00 per barrel. The play is located in the "Viking C" pool adjacent to the established Joarcam Viking pool, the largest Viking hydrocarbon accumulation in Alberta, Canada. The seller of the 30% working interest at Joarcam is a private Alberta company, the principals of which also own beneficial shareholders of Fidelis, and thus are by definition, affiliates. Additionally, the remaining 70% working interest in Joarcam Property and the 13-27 well is currently being earned by Silver Star Energy, Inc. Fidelis is also a partner with Silver Star in the North Franklin Gas Project near Sacramento, California and with whom the management of Fidelis works closely with in the evaluation of other potential, jointly feasible exploration prospects.

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

         Under the terms of the farm-in agreement, Fidelis advanced $260,000 to Miramar, the operator of the project, representing a two-thirds share of the costs for the drilling to completion of the 7,500 foot "Lepovitz A" natural gas well. The funds to complete this transaction came from the convertible debenture credit line that Fidelis currently has outstanding with Chunuk Financial Corp.. Presently Miramar Petroleum Inc., PI Energy and Discorbis Oil Company are the companies active in the Hidalgo field. Fidelis has acquired a 50% working interest in the play. Miramar Petroleum is the operator of the project.

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


RESULTS OF OPERATIONS

         The Company has had only limited operations, and has realized only limited revenues from the sale of oil from the Comanche Point Field. The Company has realized a net loss from operations of $947,291 since inception due primarily to legal, accounting and management fees necessary to bring the Company through the development stage to become a producer of oil and gas.

         The Company had selling and marketing expenses from continuing operations of $73,854 and $0 for the years ended December 31, 2004 and 2003. General and administrative expenses were $756,230 for the year ended December 31, 2004, which consisted mainly of officer wages and consulting expense compared to $28,801 for the year ended December 31, 2003. The increase is attributable to the fact that the Company was largely dormant in 2003. In the first quarter of 2004 the Company started its exploration of oil and gas properties.


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

We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The fair value of all financial instruments at December 31, 2004 is not materially different from their carrying value.

To December 31, 2004, substantially all revenues are incurred In United States dollars and cash costs have been realized in both United States dollars and in Canadian dollars and as such, are subject to material foreign currency exchange rate risk. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Name                      Age      Position
----                      ---      --------
Daniel Hodges             38       President and Chairman of the Board
Sterling Klein            40       Secretary, Treasurer and Director
Frank N. Anjakos, III     36       Director
Julianne DeGrendele       50       Director
James Marshall            60       Director
Jeff Paro                 30       Director
Robert D. Hadley          39       Director

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected or appointed and qualified. Each officer serves at the discretion of the Board of Directors.

DANIEL L. HODGES

         Mr. Hodges received his undergraduate degree in Aviation Science from Thomas Edison State College in 1991 and graduated from USAF Undergraduate Pilot Training at Williams AFB in 1992. He has been an instructor pilot in the F-16 Fighter aircraft since 1997 in a part-time or full-time basis. From 1995 to 2002, Mr. Hodges took part in the formation and/or public registration of multiple public companies as an investor. Privately, Mr. Hodges has been involved in real estate developments and residential subdivisions in Southern Arizona since 1993. Mr. Hodges also serves on the board of directors of iWorld Projects & Systems, Inc. (IWPS), and of Bronco Energy, Inc., both public BDC's.

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

SUMMARY COMPENSATION TABLE. The following summary compensation table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2004, and 2003. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:


                            ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                                           RESTRICTED
NAME &                                                        STOCK
PRINCIPAL                                  OTHER ACCRUED    AWARDS IN                                        ALL OTHER
POSITION          YEAR   SALARY    BONUS    COMPENSATION     SHARES         OPTIONS/SARS    LTIP PAYOUTS   COMPENSATION

Dan Hodges        2004   110,056-      --              --           --                 --              --             --
                  2003        --       --              --           --                 --              --             --
                              --       --              --           --                 --              --             --
Frank Anjakos     2004    81,333                               250,000
                  2003    18,000       --              --                              --              --             --
                              --       --              --           --                 --              --             --
James Marshall    2004    29,000       --              --      250,000                 --              --             --
                  2003
                              --       --              --           --                 --              --             --
Julianne
Degrendele        2004    53,167       --              --      250,000                 --              --             --
                  2003        --       --              --           --                 --              --             --

Jeff Paro         2004    28,000       --              --      250,000                 --              --             --
                  2003        --       --              --           --                 --              --             --
                              --       --              --           --                 --              --             --
Robert Hadley     2004    28,000       --              --      250,000                 --              --             --
                  2003        --       --              --           --                 --              --             --
                              --       --              --           --                 --              --             --

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

                  NAME AND ADDRESS                      AMOUNT & NATURE                 PERCENT
TITLE OF CLASS    OF BENEFICIAL OWNER                   OF BENEFICIAL OWNER             OF CLASS

Common Stock      TMC Capital Trust                     20,584,000 shares                21.76%
                           1815 N. Placita Buendia      Direct
                           Tucson, AZ 85749
                           Daniel Hodges, Trustee

Common Stock      SNK Capital Trust                     20,584,000 shares                21.76%
                           1066 W. Hastings St.         Direct
                           Vancouver, B.C., Canada
                           Sterling Klein, Trustee

Common Stock      Daniel Hodges / Joshua                 8,300,000 shares                  8.8%
                           & Grace  Investments LLC
                           PO Box 393
                           Sonoita,  AZ   85637

Common Stock      All executive officers and           14,532,334 shares                  15.36%
                           directors as a group

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

ITEM 13. EXHIBITS AND REPORTS ON 8-K

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report...............................................................F-1

Balance Sheets
   December 31, 2004 and 2003..............................................................F-3

Statements of Operations
   For the Years Ended December 31, 2004 and 2003
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2004....................................................................F-5

Statement of Stockholders' Equity
   From July 5, 1996 (inception of development stage) to December 31, 2004 ................F-6

Statements of Cash Flows
   For the Years Ended December 31, 2004 and 2003
   And for the Cumulative Period from July 5, 1996 (inception of development stage)
   To December 31, 2004...................................................................F-10

Notes to the Financial Statements.........................................................F-12


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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:

     Service                            2004           2003
     ------------------------------  ------------   ------------
     Audit Fees                       $   8,925      $   4,920
     Audit Related Services                    -              -
     Tax Fees                                  -              -
     All Other Fees                            -              -
                                     ------------   ------------
     Total                            $   8,925      $   4,920
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

                              FIDELIS ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS


                                                                        Page

Independent Auditor's Report.............................................F - 1

Balance Sheets
  December 31, 2004 and 2003.............................................F - 3

Statements of Operations for the
  Years Ended December 31, 2004 and 2003
  And for the Cumulative Period from November 6, 2000 (Inception)
  To December 31, 2004...................................................F - 5

Statement of Stockholders' Equity
  Since November 6, 2000 (Inception) to December 31, 2004 ...............F - 6

Statements of Cash Flows for the
  Years Ended December 31, 2004 and 2003
  And for the Cumulative Period from November 6, 2000 (Inception)
  To December 31, 2004..................................................F - 10

Notes to Financial Statements...........................................F - 12

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


         As discussed in Note 13 to the financial statements, the Company's December 31, 2004 operating expenses previously reported as $505,084 have been changed to $830,084, due to a change in estimate. This change was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this change.



                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    -----------------------
                                                    Certified Public Accountants

Salt Lake City, Utah

March 1, 2005, except for Note 13, as to which the date is March 31, 2006

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                   RESTATED
                                                                                 December 31,       December 31,
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
                                                                              ================== ==================

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                   RESTATED
                                                                                 December 31,       December 31,
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
                                                                              ------------------ ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 94,584,354 and
    95,331,354 shares at December 31, 2004 and 2003                                       94,584             95,331
  Paid-In Capital                                                                        360,584           (48,163)
  Deficit Accumulated During the
    Development Stage                                                                   (947,291)          (114,048)
                                                                              ------------------ ------------------

TOTAL STOCKHOLDERS' EQUITY                                                              (492,123)           (66,880)
                                                                              ------------------ ------------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                   $        1,388,702 $           99,991
                                                                              ================== ==================




   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                      RESTATED
                                                                                                     Cumulative
                                                                                                       since
                                                                RESTATED                             November 6,
                                                              For the year      For the year            2000
                                                                 ended              ended           Inception of
                                                              December 31,      December 31,        Development
                                                                  2004              2003               Stage
                                                            ----------------  -----------------  ------------------
Revenues                                                    $         48,735  $               -  $           48,735
Cost of Operations                                                    33,722                  -              33,722
                                                            ----------------  -----------------  ------------------

     Gross Profit                                                     15,013                  -              15,013
                                                            ----------------  -----------------  ------------------

Expenses:
   Selling & Marketing                                                73,854                  -              73,854
   General & Administrative                                          101,674             28,801             205,107
   Consulting                                                        110,056                  -             110,056
   Salaries & Directors Fees                                         544,500                  -             544,500
                                                            ----------------  -----------------  ------------------
     Total operating expenses                                        830,084             28,801             933,517
                                                            ----------------  -----------------  ------------------

Operating Loss                                                      (815,071)           (28,801)           (918,504)
                                                            ----------------  -----------------  ------------------

Other Expense
  Interest                                                           (18,172)            (4,936)            (28,787)
                                                            ----------------  -----------------  ------------------

Net Income (Loss)                                           $       (833,243) $         (33,737) $         (947,291)
                                                            ================  =================  ==================

Basic & Diluted Loss                                        $         (0.01)  $               -
                                                            ================  =================


Weighted Average Shares                                           95,698,605        273,425,186
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

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2004


                                                                                                                Deficit
                                                                                                              Accumulated
                                                                                                                 Since
                                                                                                               November
                                                                                                                6, 2000
                                                                                                             Inception of
                                                  Common Stock                              Paid-In           Development
                                 Shares            Par Value          To Be Issued          Capital              Stage
                            -----------------  ------------------  ------------------  -----------------   -----------------
Balance at November 6, 2000
(Inception)                                 -  $                -  $                -  $               -   $               -

November 6, 2000 Issuance
of Stock for Services and
Payment of Accounts Payable           400,000                 400                   -             14,495                   -

Net Loss                                    -                   -                   -                  -             (14,883)
                            -----------------  ------------------  ------------------  -----------------   -----------------

Balance December 31, 2000
as Originally Reported                400,000                 400                   -             14,495             (14,883)

November 17, 2003, 38:1
Forward Stock Split                14,800,000              14,800                   -            (14,800)                  -

March 15, 2004, 10:1
Forward Stock Split               136,800,000             136,800                   -           (136,800)                  -

December 10, 2004, 1.66:1
Forward Stock Split               100,334,154             100,334                   -           (100,334)                  -
                            -----------------  ------------------  ------------------  -----------------   -----------------

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2004
                                   (Continued)

                                                                                                                Deficit
                                                                                                               Accumulated
                                                                                                                  Since
                                                                                                                November
                                                                                                                 6, 2000
                                                                                                              Inception of
                                                   Common Stock                              Paid-In           Development
                                  Shares            Par Value          To Be Issued          Capital              Stage
                             -----------------  ------------------  ------------------  -----------------   -----------------
Restated Balance at
December 31, 2000                  252,334,154  $          252,334  $                  -$        (237,439)  $         (14,883)

Cash received for shares not
yet issued at $.50 per share        37,217,200                   -              37,217             (7,717)                  -

Contributed Capital                          -                   -                   -                 95                   -

Net Loss                                     -                   -                   -                  -             (31,599)
                             -----------------  ------------------  ------------------  -------------------------------------

Balance December 31, 2001          289,551,354             252,334              37,217           (245,061)            (46,482)

Shares Issued                                -              37,217             (37,217)                 -                   -

Net Loss                                     -                   -                   -                  -             (33,829)
                             -----------------  ------------------  ------------------  -------------------------------------

Balance at December 31, 2002       289,551,354             289,551                   -           (245,061)            (80,311)

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2004
                                   (Continued)


                                                                                                                Deficit
                                                                                                              Accumulated
                                                                                                                 Since
                                                                                                               November
                                                                                                                6, 2000
                                                                                                             Inception of
                                                  Common Stock                              Paid-In           Development
                                 Shares            Par Value          To Be Issued          Capital              Stage
                            -----------------  ------------------  ------------------  -----------------   -----------------
June 10, 2003, Shares Issued
for Services                       25,232,000  $           25,232  $                -  $         (25,192)  $               -

November 17, 2003, Shares
Repurchased                      (252,320,000)           (252,320)                  -            154,958                   -

December 23, 2003, Shares
Issued for Cash                    32,868,000              32,868                   -             67,132                   -

Net Loss                                    -                   -                   -                  -             (33,737)
                            -----------------  ------------------  ------------------  -------------------------------------

Balance at December 31, 2003       95,331,354              95,331                   -           (48,163)            (114,048)


January 26, 2004, Shares
Issued for Cash                    14,608,000              14,608                   -             73,392                   -

February 25, 2004, Shares
Repurchased                       (17,430,000)            (17,430)                  -            (87,570)                  -

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 6, 2000 (INCEPTION) TO DECEMBER 31, 2004
                                   (Continued)


                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                                                    Since
                                                                                                                  November
                                                                                                                   6, 2000
                                                                                                                Inception of
                                                     Common Stock                              Paid-In           Development
                                    Shares            Par Value          To Be Issued          Capital              Stage
                               -----------------  ------------------  ------------------  -----------------   -----------------
April 1, 2004, Shares Issued
to Directors for Services              2,075,000  $            2,075  $                -  $         422,925   $               -

Net Loss                                       -                   -                   -                  -            (833,243)
                               -----------------  ------------------  ------------------  -------------------------------------

Balance at December 31, 2004
RESTATED                              94,584,354  $           94,584  $                -  $         360,584   $        (947,291)
                               =================  ==================  ==================  =================   =================











   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                         RESTATED
                                                                                                        Cumulative
                                                                                                          Since
                                                                    RESTATED                             November
                                                                  For the year      For the year         6, 2000
                                                                      ended             ended          Inception of
                                                                  December 31,      December 31,       Development
                                                                      2004              2003              Stage
                                                                ----------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $        (833,243)$         (33,737)$         (947,291)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                            7,262                 -             19,262
   Shares Issued for Services                                             425,000                40            425,040

Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits                                            (5,173)                -             (5,173)
Increase (Decrease) in Accounts Payable                                    69,759            10,613             82,302
Increase (Decrease) in Interest on Notes Payable                           18,172                 -             18,172
Increase (Decrease) in Accrued Expenses                                    61,550                 -             61,550
                                                                ----------------- ----------------- ------------------
  Net Cash Used in operating activities                                  (256,673)          (23,084)          (346,138)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Furniture & Fixtures                                          (26,258)                -            (26,258)
Purchase of Office Equipment                                              (17,922)                -            (17,922)
Payment for Leasehold Improvements                                        (61,440)                -            (61,440)
Purchase of Oil & Gas Leases                                             (505,000)                -           (505,000)
Oil & Gas Exploration Costs                                              (768,645)                -           (768,645)
Purchase of Intangible Assets                                                   -                 -            (12,000)
                                                                ----------------- ----------------- ------------------
Net cash provided by investing activities                              (1,379,265)                -         (1,391,265)
                                                                ----------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Convertible Debenture                                     1,213,250                 -          1,213,250
Issuance of Common Shares for Cash                                         88,000           100,000            232,395
Purchase of Treasury Stock                                                      -           (97,362)           (97,362)
Payment of Notes Payable                                                  (70,385)                -            (70,385)
Proceeds from Notes Payable                                               305,000           104,413            459,328
Overdrawn Cash                                                                 82                 -                 82
Capital Contributed by Shareholder                                              -                 -                 95
                                                                ----------------- ----------------- ------------------
Net Cash Provided by Financing Activities                               1,535,947           107,051          1,737,403
                                                                ----------------- ----------------- ------------------

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                                         RESTATED
                                                                                                        Cumulative
                                                                                                          Since
                                                                    RESTATED                             November
                                                                  For the year      For the year         6, 2000
                                                                      ended             ended          Inception of
                                                                  December 31,      December 31,       Development
                                                                      2004              2003              Stage
                                                                ----------------- ----------------- ------------------

Net (Decrease) Increase in Cash                                 $         (99,991)$          83,967 $                -
   and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period                           99,991            16,024                  -
                                                                ----------------- ----------------- ------------------

Cash and Cash Equivalents at End of Period                      $               - $          99,991 $                -
                                                                ================= ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $               - $               - $            1,016
  Franchise and income taxes                                    $               - $               - $                -
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

         As of December 31, 2004, several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $947,291 for the period from November 6, 2000 (inception) to
December 31, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. In addition to commencing production, the Company is actively pursuing alternative financing, has arranged a $5,000,000 convertible debenture credit line and has had discussions with other various third parties, although no additional firm commitments have been obtained.

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

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 6, 2000. On June 10, 2003, the Company changed its name to Eagle Star Energy, Inc. to reflect the current direction of the company. On February 24, 2004, the Company changed its name to Fidelis Energy, Inc. The Company operated as a development stage company until the first quarter of 2004, when it began exploration for oil and gas. During the second quarter of 2004, the Company acquired a well field and was setting up the extraction process.

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

Oil and Gas Producing Activities

         The Company has earned minimal revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas properties. The Company uses the successful efforts method of accounting for these activities. Under this method of accounting, geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets. Costs incurred to drill exploratory wells and exploratory-type stratigraphic test wells

                              FIDELIS ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves. Costs incurred to acquire properties and drill development wells, development-type stratigraphic test wells, successful exploratory wells, and successful exploratory- type stratigraphic wells are capitalized.

         Capitalized costs of wells and related equipment will be amortized, depleted, or depreciated using the units-of-production method. The Company continues to carry's as an asset the cost of drilling exploratory wells that find sufficient quantities of reserves to justify their completion as producing wells if the required capital expenditure is made and drilling of additional exploratory wells is under way or firmly planned for the near future.

         On April 4, 2005, the FASB adopted FASB Staff Position FSP FAS 19-1 that amends Statement of Financial Accounting Standards No. 19 (FAS 19), Financial Accounting and Reporting by Oil and Gas Producing Companies, to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. Once exploration activities demonstrate that sufficient quantities of commercially producible reserves have been discovered, continued capitalization is dependent on project reviews, which take place at least annually, to ensure that satisfactory progress toward ultimate development of the reserves is being achieved. Exploratory well costs not meeting these criteria are charged to expense. The Company's property's have been held less than one year and progress in their development continues. Consequently the Company does not believe that the application of FSP FAS 19-1 will have a material impact on its financial statements. Costs of unproved properties will be assessed periodically to determine if an impairment loss should be recognized.

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

Stock Options

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes standards for reporting compensation expense for stock options that have been issued. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages entities to adopt that method of accounting for their employee stock compensation plans. The statement also allows entities to continue to measure compensation cost for these plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to use the fair value based method of accounting for employee stock compensation plans.

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

NOTE 3 - GOING CONCERN

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

         On April 2, 2004, the Company borrowed $305,000 from a third party for direct payment on oil and gas properties. The loan is due April 2, 2005 and bears interest of 5%. As of December 31, 2004, the Company owes $316,525 on this loan. As of December 31, 2004, loan interest of $11,526 had been capitalized and included in oil and gas leases.

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


NOTE 13 - RESTATMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         We have restated our balance sheet at December 31, 2004, and statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. The restatement impacts the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement is the result of a change in the estimated market value of 2,075,000 (1,250,000 pre-split) shares issued for services. The services were originally recorded at $.08 per share ($100,000). The value of the services have been restated to $.34 per share ($425,000). The impact of the restatement on the net income is a reduction of $325,000, from $508,243 to $ 833,243 net of tax for the year ended December 31, 2004. Earnings per share remained the same.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIDELIS ENERGY INC.

Dated:   May 24, 2006                       Per:     /s/ William Marshall
                                            ------------------------------------
                                            William Marshall, CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                            /s/ William Marshall
                                            ------------------------------------
                                            William Marshall, CEO and Director



Dated:   May 24, 2006                       Per:     /s/ Sterling Klein
                                            ------------------------------------
                                            Sterling Klein, CFO and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                            /s/ Sterling Klein
                                            ------------------------------------
                                            Sterling Klein, CFO and Director




/S/ Glen Harder
---------------
Glen Harder
Director