Form 10QSB
period 2006-06-30
FIDELIS ENERGY INC
filed 2006-08-14
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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

                                 (310) 300-4062
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: JUNE 30, 2006 158,584,354


         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [ X ]

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                              FIDELIS ENERGY, INC.
                                 BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                   June 30,         December 31,
                                                                                     2006               2005
                                                                              ------------------ ------------------

ASSETS
Current Assets
   Cash                                                                       $          340,016 $          232,758
   Accounts receivable                                                                   310,802            704,532
   Prepaid expense                                                                        46,000                  -
                                                                              ------------------ ------------------
       Total Current Assets                                                              696,818            937,290
                                                                              ------------------ ------------------

Oil & Gas Properties, Using Successful Efforts Method
   Oil & Gas Leases                                                                            -            812,702
   Oil & Gas Exploration Costs                                                         2,413,819          1,549,150
   Less: Depletion                                                                      (255,200)          (124,137)
                                                                              ------------------ ------------------
       Total Oil & Gas Properties                                                      2,158,619          2,237,715
                                                                              ------------------ ------------------

Other Assets
   Deposits                                                                                5,173              5,173
   Property and Equipment - net                                                           54,275             51,924
                                                                              ------------------ ------------------
       Total Property & Equipment, Net of Depreciation                                    59,448             57,097
                                                                              ------------------ ------------------

TOTAL ASSETS                                                                  $        2,914,885 $        3,232,102
                                                                              ================== ==================

                              FIDELIS ENERGY, INC.
                                 BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                  June 30,           December 31,
                                                                                     2006               2005
                                                                              ------------------ ------------------

LIABILITIES
Current Liabilities
   Accounts Payable                                                           $           12,300 $           21,756
   Accrued Liabilities                                                                    17,567            136,063
   Notes Payable                                                                         380,016            424,390
   Related Party Note                                                                    528,525            146,279
   Shareholder Loan                                                                        3,223              3,130
                                                                              ------------------ ------------------
       Total Current Liabilities                                                         941,631            731,618
                                                                              ------------------ ------------------

Non-Current Liabilities
   Asset Retirement Obligation                                                            45,000            285,000
   Credit Line Note Payable                                                              845,261          1,790,501
   Convertible Debenture                                                               2,576,089          1,256,678
   Beneficial Conversion Liability                                                     2,503,507          2,503,507
                                                                              ------------------ ------------------
      Total Non-Current Liabilities                                                    5,969,857          5,835,686
                                                                              ------------------ ------------------

TOTAL LIABILITIES                                                                      6,911,488          6,567,304
                                                                              ------------------ ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 158,584,354 shares
    at June 30, 2006 and 148,584,354 at December 31, 2005                                158,584            148,584
  Treasury Stock, 54,000,000 shares at June 30, 2006 and
     December 31, 2005                                                               (10,800,000)       (10,800,000)
  Paid-In Capital                                                                     12,496,584         11,106,584
  Retained Deficit                                                                    (5,851,771)        (3,790,370)
                                                                              ------------------ ------------------

TOTAL STOCKHOLDERS' EQUITY                                                            (3,996,603)        (3,335,202)
                                                                              ------------------ ------------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                   $        2,914,885 $        3,232,102
                                                                              ================== ==================



   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF OPERATIONS

                                                  (Unaudited)                            (Unaudited)
                                            For the Three Months Ended             For the Six Months Ended
                                                   June 30,                                June 30,
                                           2006                2005                2006                2005
                                     -----------------  ------------------  ------------------  ------------------
Production Income                    $         452,345  $          250,710  $          951,229  $          250,710
Cost of Operations                             150,457             121,324             266,272             121,324
                                     -----------------  ------------------  ------------------  ------------------
     Gross Profit                              301,888             129,386             684,957             129,386
                                     -----------------  ------------------  ------------------  ------------------

Expenses:
   Corporate finance fees                            -                   -             250,000                   -
   Consulting                                1,645,501                   -           1,883,388                   -
   Legal and professional                       42,708                   -             111,630                   -
   General and administrative                   70,144              21,187              99,947             116,386
   Selling and marketing                        30,905              21,071              72,096              21,938
                                     -----------------  ------------------  ------------------  ------------------
      Total Operating Expenses               1,789,258              42,258           2,417,061             138,324
                                     -----------------  ------------------  ------------------  ------------------

Other Expense
  Gain/Loss on sale of assets                 (212,703)                  -            (212,703)                  -
  Interest                                     (58,774)            (18,382)           (116,594)            (40,996)
                                     -----------------  ------------------  ------------------  ------------------

Net Income (Loss)                    $      (1,758,847) $           68,746  $       (2,061,401) $          (49,934)
                                     =================  ==================  ==================  ==================

Basic & Diluted Loss                 $          (0.01)  $                -  $            (0.01) $                -
                                     =================  ==================  ==================  ==================

Weighted Average Shares                    154,584,354          94,584,354         151,584,354          94,584,354
                                     =================  ==================  ==================  ==================











   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                            (Unaudited)
                                                                                      For the Six Months Ended
                                                                                             June 30,
                                                                                       2006                2005
                                                                                -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $      (2,061,401) $          (49,934)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depletion                                                                              131,064              46,777
   Depreciation and Amortization                                                            6,357              14,279
   Common stock issued for expenses                                                     1,400,000                   -
   Loss on disposal of assets                                                             212,702                   -
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                                                393,730            (126,054)
(Increase) Decrease in Prepaids                                                           (46,000)                  -
Increase (Decrease) in Accounts Payable                                                    (9,456)                  -
Increase (Decrease) in Interest on Notes Payable                                          117,867              40,996
Increase (Decrease) in Accrued Expenses                                                  (118,496)            (53,861)
                                                                                -----------------  ------------------
  Net Cash Used in operating activities                                                    26,367            (127,797)
                                                                                -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment                                                               (8,708)             (1,758)
Proceeds from sale of oil and gas property                                                360,000                   -
Payment for Leasehold Improvements                                                              -              (5,742)
Purchase of Oil & Gas Leases                                                                    -             (40,000)
Oil & Gas Exploration Costs                                                              (864,669)           (415,026)
                                                                                -----------------  ------------------
Net cash provided by investing activities                                                (513,377)           (462,526)
                                                                                -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans                                                                       465,000                   -
Proceeds from Convertible Debenture                                                     1,250,000             591,139
Payment of Notes Payable                                                               (1,120,732)                  -
                                                                                -----------------  ------------------
Net Cash Provided by Financing Activities                                                 594,268             591,139
                                                                                -----------------  ------------------

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                             (Unaudited)
                                                                                      For the Six Months Ended
                                                                                               June 30,
                                                                                      2006                 2005
                                                                                -----------------  ------------------
Net (Decrease) Increase in Cash                                                 $         107,258  $              816
   and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period                                          232,758                   -
                                                                                -----------------  ------------------

Cash and Cash Equivalents at End of Period                                      $         340,016  $              816
                                                                                =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                      $                - $                -
  Franchise and income taxes                                                    $                - $                -

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

         The unaudited financial statements as of June 30, 2006, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six month period. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

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

         As of June 30, 2006 the Company's cash flow from operations did not exceed its general and administrative and other operational expenses. Gas market prices received for delivered product in the second quarter of 2006 were relatively low again. Subsequently, the flow rates for the three producing wells at placeNorth Franklin were kept to minimal levels in the in an effort to maximize revenues for the Company in anticipation of higher gas prices later in 2006. In an effort to concentrate on the full development of the North Franklin natural gas field, the Company sold its entire interest in its Comanche Point heavy oil project located in placeCityKern County, StateCalifornia to its working interest partner for $360,000. Additionally, the Company has decided that it will no longer participate in the placeStateKansas program. After performing a cost/benefit analysis of both of these projects it was concluded that the return would be greater by concentrating on increasing cash flow at placeNorth Franklin. The Company successfully drilled a third gas well at North Franklin in the first quarter of 2006 and has received cash flows from this new well for approximately half of the second quarter. In order to ensure sufficient capital was available for the drilling of two additional placeNorth Franklin gas wells in the summer of 2006, the Company has arranged several small interim loans. The Company is also actively looking at competitive finance sources that could assist in accelerating the continuing exploration program and oil and gas operations.

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

         Nature of Business

         The Company was incorporated under the laws of the State of placeStateNevada on November 6, 2000. Since November 6, 2000, the Company was in the development stage, and had not commenced planned principal operations. On June 10, 2003, the Company changed its name to Eagle Star Energy, Inc. to reflect the current direction of the company. On February 24, 2004, the Company changed its name to Fidelis Energy, Inc. The Company operated as a development stage company until the first quarter of 2004, when it began exploration for oil and gas. During the second quarter of 2004, the Company acquired a proven well field and was setting up the extraction process with some revenue generated as at December 31, 2004.

         The Company is presently in the production stage of the oil and gas industry. The Company's primary objective is to identify, acquire and develop working interest percentages in smaller, underdeveloped oil and gas projects in StateCalifornia and placecountry-regionCanada that do not meet the requirements of the larger producers and developers. The Company intends to acquire additional smaller, underdeveloped producers generally under control of small family-owned operators who are interested in selling out.

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

                  Depreciation expense for the six months ended June 30, 2006 and 2005 was $6,357 and $14,279, respectively.

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

                  Total depletion expense for the six months ended June 30, 2006 and 2005 was $131,063 and $46,777, respectively.


         (G)      ASSET RETIREMENT OBLIGATIONS

                  In the fourth quarter 2005, we adopted FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations" ("FIN 47"), an interpretation of FASB Statement No. 143, "Asset Retirement Obligations" ("SFAS 143"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. For existing contingent asset retirement obligations which are determined to be recognizable under FIN 47, the company has recognized an estimated obligation of $285,000 for potential plugging, abandonment and/or remedial costs of our operations. In the second quarter of 2006, the Company reduced the obligation by $240,000, which was applicable to the sale of the Comanche Point property.

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

         (I)      LOSS PER SHARE

                  Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. Convertible equity instruments such as stock options, warrants, convertible debentures and notes payable are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive.

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

3.       CONCENTRATIONS

                  At June 30, 2006, approximately 100% of the Company's revenues come from three gas wells in placeStateCalifornia. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

5.        NOTE PAYABLE

                  On November 17, 2003, the Company repurchased 25,232,000 shares of its common stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. The loan due date has been extended and principal and interest are due on demand. As at June 30, 2006, and December 31, 2005, the Company owed $94,400 and $91,687 on this loan.

                  On April 2, 2004, the Company borrowed $305,000 from a third party for direct payment on oil and gas properties. The loan had an original due date of April 2, 2005 and bears interest of 5%. The note has been extended indefinitely. As at June 30, 2006, and December 31, 2005, the Company owed $285,616 and $332,703, respectively, on this loan.

6.       SHAREHOLDER LOAN

                  The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 6 percent. As at June 30, 2006, and December 31, 2005, the Company owed $3,223 and $3,130, respectively, relating to these notes.

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

                  On November 15, 2005, we entered into a replacement promissory note in the amount of $2,050,000 with Chunuk Financial Corp., which replaces the variable rate convertible credit line agreement we entered into with Chunuk on October 24, 2004 in the principal amount of up to $5,000,000. As at June 30, 2006, and December 31, 2005, $845,261 and $1,790,501, respectively, was outstanding including accrued interest amounts.

8.       CONVERTIBLE DEBENTURE

                  On November 18, 2005, we entered into a securities purchase agreement with Cornell Capital for an aggregate purchase price of $2,500,000, of which we have issued (i) a $1,250,000 secured convertible debenture, convertible into shares of our common stock, par value $0.001, and (ii) a warrant to purchase an aggregate of 9,000,000 additional shares of our common stock at an exercise price of $0.2708 per share exercisable until November 18, 2010. An additional $1,250,000 secured convertible debenture was issued on January 19, 2006, just prior to the filing of a registration statement. As at June 30, 2006, and December 31, 2005, $2,576,089 and $1,256,678,
                  respectively, was the debenture loan outstanding including accrued interest.

                  The secured convertible debenture is convertible into shares of our common stock at any time by dividing the dollar amount being converted by the lower of $0.2708 or 80% of the lowest volume weighted average trading price per share of our common stock for five trading days immediately preceding the conversion date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 5% per annum. As at June 30, 2006, and December 31, 2005, $69,411 and $6,678, respectively, was charged as an interest expense.

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
         .
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

9.       COMMITMENTS

                  On January 1, 2006, the Company relocated its executive offices to addressStreet9595 Wishire Blvd., Ste. 900, CityBeverly Hills, StateCA PostalCode90212-2509. The Company currently rents this shared office facility on a month-to-month basis for $2,400 per month for all services.

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

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 6% has been imputed on the loan. As at June 30, 2006 and December 31, 2005, respectively, the Company owes $115,817 and $114,147 on this loan.

         On April 6, 2006, the Company borrowed $165,000 from a related party for general working capital and project development purposes. The loan has a one year term and bears interest of 5%. As at June 30, 2006 and December 31, 2005, the Company owed $166,829 and $0, respectively, on this loan.

         On June 30, 2006, $300,000 was put In-Trust with the Company from a working partner. The Company demanded and it was agreed that these funds be put In-Trust to ensure that the placeNorth Franklin development program would continue as planned.

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

         Pursuant to consulting agreements dated April 7, 2006, all of the directors and several affiliates of the Company were issued a total of 10,000,000 shares of common stock. A Form S8 was filed in relation to each share issuance on April 13, 2006. The shares issued on May 8, 2006, under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended.

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

         The following table sets forth the options and warrants outstanding as of June 30, 2006 and December 31, 2005 :

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
                                                                             ===================     ==================

13.       OIL AND GAS ACTIVITIES

         For the quarter ending June 30, 2006, and the year ending December 31, 2005, respectively, the Company had revenues of $47,033 and $135,373 from the Comanche Point property.

         In March of 2005, the Company received final approval to complete and has completed the tie in of the pipeline for the first North Franklin Gas Well in placeStateCalifornia. The Well has been in production since June, 2005. Also a second well at the placeNorth Franklin, the Archer-Wildlands #1 well was completed and has been in production since August, 2005. For the six months ending June 30, 2006, and the year ending December 31, 2005, respectively, the Company had revenues of $ 904,196 and $1,203,993 from the placeNorth Franklin property.


         On May 12, 2006, the Company sold its entire interest in its Comanche Point heavy oil project located in CityplaceKern County, StateCalifornia to its working interest partner for $360,000. After performing a cost/benefit analysis on this project, it was concluded that the return would be greater by concentrating on the further development of the North Franklin Project to increase revenue and cash flows.

         On May 15, 2006, the Company's third gas well, the "Archer-F-1", was successfully perforated, completed and tied-in to the pipeline from the Winters sands and began commercial gas production at the North Franklin Project in Sacramento, California.

14.       NON-CASH ACTIVITIES

         During the fiscal year 2005, the Company recognized a beneficial conversion expense of $2,503,507 related to a convertible debenture issued to Cornell Capital Partners, LP and the associated warrants issued.

15.       SUBSEQUENT EVENTS

         On July 5, 2006, the Company announced that Mr. Gordon Samson had resigned from his position as a director for personal reasons. The effective date of this resignation was June 30, 2006.

         On July 5, 2006, the Company decided that it will no longer participate in its Kansas Program. After performing a cost/benefit analysis on this project, it was concluded that the return would be greater by concentrating on the further development of the North Franklin Project to increase revenue and cash flows.

         Pursuant to a promissory note dated July 10, 2006, the Company borrowed $250,000 from a third party for a one year term at 5% interest. The Company expects to retire the note by the fourth quarter of 2006.

         Pursuant to Authority For Expenditures (AFE's) received from North Franklin Operator, on July 11, 2006, the Company advanced $231,788 and $28,000 for the drilling two new gas wells in the summer of 2006 and for some additional lease lands, respectively.

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

NOTEWORTHY CORPORATE EVENTS

         The Company is pleased with the continuing monthly revenue being derived from Fidelis' 35% interest in the North Franklin Project, Sacramento California. Production is from the Company's three gas wells, the "Archer-Whitney #1", "Archer-Wildlands #1" and the new well that started production in May 2006, the Archer-F-1. The lower portion the Archer-F-1 well, the "Forbes" zone, was not fully evaluated or tested and there remains the potential for a commercial gas discovery in that zone. Since virtually all of the Company's revenue is derived from the North Franklin Project, the Company is materially affected by significant fluctuations in prevailing natural gas prices.

         The Company has decided to focus its attention and resources, in the near term, on its core asset the North Franklin Project. Management believes that the continued development of this project is key to increasing monthly revenue and maximizing the growth of the Company. Consistent with the focus on the North Franklin natural gas field, the Company sold its entire interest in its Comanche Point heavy oil project located in Kern County, California to its working interest partner for $360,000 on May 12, 2006.

         Pursuant to consulting agreements dated April 7, 2006, all of the directors and several affiliates of the Company were issued a total of 10,000,000 shares of common stock. A Form S8 was filed in relation to each share issuance on April 13, 2006. The shares issued on May 8, 2006, under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended. A non-cash charge related to this share issuance was recorded as a consulting expense in the second quarter of 2006.

         On April 6, 2006, the Company borrowed $165,000 from a related party for general working capital and project development purposes. The loan has a one year term and bears interest of 5%.

         On June 30, 2006, $300,000 was put In-Trust with the Company from a working partner. The Company demanded and it was agreed that these funds be put In-Trust to ensure that the North Franklin development program would continue as planned.

         On July 5, 2006, the Company announced that Mr. Gordon Samson had resigned from his position as a director for personal reasons. The effective date of this resignation was June 30, 2006.

SUBSEQUENT EVENTS
         On July 5, 2006, the Company decided that it would no longer participate in its Kansas Program. After performing a cost/benefit analysis on this project, it was concluded that the return-on-investment to the Company would be maximized by increasing its revenue and cash flow concentrating on the further development of the North Franklin Project.

         Pursuant to a promissory note dated July 10, 2006, the Company borrowed $250,000 from a third party for a one year term at 5% interest, to ensure the capital expenditures requirements were met. The Company expects to retire the note by the fourth quarter of 2006.

         Pursuant to Authority For Expenditures (AFE's) received from North Franklin Operator, on July 11, 2006, the Company advanced $231,788 and $28,000 for the drilling two new gas wells in the summer of 2006 and for some additional lease lands, respectively.

RESULTS OF OPERATIONS

         The Company has realized a net loss from operations of $ 5,851,771 since inception due primarily to a beneficial conversion expense and corporate finance fees associated with a convertible debenture financing completed by the Company. Additionally, legal, accounting and management fees necessary to bring the Company through the development stage to become a producer of oil and gas have added to the net loss position. During the first six months of 2006, the Company has also incurred production costs of $266,272 and capitalized $864,669 in exploration costs related to its oil and gas leases and operations.

         The  Company  had  selling  and  marketing   expenses  from  continuing
operations of $72,096 and $21,938 for the six months ended June 30, 2006 and 2005. General and administrative expenses were $2,094,965 for six months ended June 30, 2006, which consisted mainly of officer and director consulting fees associated with a non-cash restricted share issuance for services and legal expenses, compared to $116,386 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents from inception have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In the first quarter of 2006, the Company received the necessary operating and acquisition capital from the proceeds of a convertible debenture financing and its production revenue as previously disclosed. In the second quarter of 2006, the Company borrowed additional operating and acquisition capital from a related party to ensure the continued development of the North Franklin Project.

         In summary, the Company now has sufficient liquidity and capital resources to cover its regular general and administrative expenses from the sale of gas from the tie-ins of the Archer-Whitney #1 and Archer-Wildlands #1 gas wells in 2005 and the Archer-F-1 well in 2006. The Company expects to significantly improve its financial position as production flow rates are increased in the future in anticipation of higher gas prices. However, currently financing sources are required and being evaluated that would expedite the expansion of the Company's production going forward.

         The Company recorded a net loss from operations of $2,061,401 for the six months ended June 30, 2006 compared to a net loss of $49,934 for the same period in 2005. The increase in the net loss was primarily attributed to one-time corporate finance fees associated with the closing of the second half of a convertible debenture financing and a non-cash restricted share issuance for services to officers, directors and affiliates.

EMPLOYEES

         As of June 30, 2006, the Company had no employees,  however, all of the
officers  and   directors   did  receive   compensation   for   consulting   and
administrative services as previously disclosed.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

         Pursuant to consulting agreements dated April 7, 2006, all of the directors and several affiliates of the Company were issued a total of 10,000,000 shares of common stock. A Form S8 was filed in relation to each share issuance on April 13, 2006. The shares issued on May 8, 2006, under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended. A non-cash charge related to this share issuance was recorded as a consulting expense in the second quarter of 2006. ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

         On June 27, 2006, the Company filed on Form 8-K, under Item 1.01 Entry Into a Material Definitive Agreement.

         On July 7, 2006, the Company filed on Form 8-K, under Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, and under Item 7.01 Regulation FD Disclosure.

         On July 11, 2006, the Company filed on Form 8-K, under Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, and under Item 7.01 Regulation FD Disclosure.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 10, 2006

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: August 10, 2006



/S/     William Marshall
William Marshall
President
(Principal Executive Officer)

/S/     Sterling Klein
Sterling Klein
Secretary/Treasurer
(Principal Financial Officer)