Form 10QSB
period 2006-09-30
FIDELIS ENERGY INC
filed 2006-11-14
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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

                                 (310) 300-4062
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: SEPTEMBER 30, 2006 158,584,354


         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [ X ]

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                              FIDELIS ENERGY, INC.
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                September 30,       December 31,
                                                                                     2006               2005
                                                                              ------------------ ------------------
ASSETS
Current Assets
   Cash                                                                       $           16,072 $          232,758
   Accounts receivable                                                                   581,471            704,532
                                                                              ------------------ ------------------
       Total Current Assets                                                              597,543            937,290
                                                                              ------------------ ------------------

Oil & Gas Properties, Using Successful Efforts Method
   Oil & Gas Leases                                                                            -            812,702
   Oil & Gas Exploration Costs                                                         2,457,255          1,549,150
   Less: Depletion                                                                      (348,407)          (124,137)
                                                                              ------------------ ------------------
       Total Oil & Gas Properties                                                      2,108,848          2,237,715
                                                                              ------------------ ------------------

Other Assets
   Deposits                                                                                5,173              5,173
   Property and Equipment - net                                                           58,672             51,924
                                                                              ------------------ ------------------
       Total Property & Equipment, Net of Depreciation                                    63,845             57,097
                                                                              ------------------ ------------------

TOTAL ASSETS                                                                  $        2,770,236 $        3,232,102
                                                                              ================== ==================

                              FIDELIS ENERGY, INC.
                                 BALANCE SHEETS


                                                                                (Unaudited)
                                                                                September 30,        December 31,
                                                                                     2006               2005
                                                                              ------------------ ------------------
LIABILITIES
Current Liabilities
   Accounts Payable                                                           $           78,649 $           21,756
   Accrued Liabilities                                                                    32,356            136,063
   Notes Payable                                                                         348,562             91,687
   Related Party Note                                                                    535,630            478,982
   Shareholder Loan                                                                        3,270              3,130
                                                                              ------------------ ------------------
       Total Current Liabilities                                                         998,467            731,618
                                                                              ------------------ ------------------

Non-Current Liabilities
   Asset Retirement Obligation                                                            45,000            285,000
   Credit Line Note Payable                                                              857,518          1,790,501
   Convertible Debenture                                                               2,613,998          1,256,678
   Beneficial Conversion Liability                                                     2,503,507          2,503,507
                                                                              ------------------ ------------------
      Total Non-Current Liabilities                                                    6,020,023          5,835,686
                                                                              ------------------ ------------------

TOTAL LIABILITIES                                                                      7,018,490          6,567,304
                                                                              ------------------ ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 158,584,354 shares
    at September 30, 2006 and 148,584,354 at December 31, 2005                           158,584            148,584
  Treasury Stock, 54,000,000 shares at September 30, 2006 and
     December 31, 2005                                                               (10,800,000)       (10,800,000)
  Paid-In Capital                                                                     12,496,584         11,106,584
  Retained Deficit                                                                    (6,103,422)        (3,790,370)
                                                                              ------------------ ------------------

TOTAL STOCKHOLDERS' EQUITY                                                            (4,248,254)        (3,335,202)
                                                                              ------------------ ------------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                   $        2,770,236 $        3,232,102
                                                                              ================== ==================



   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF OPERATIONS


                                                        (Unaudited)                           (Unaudited)
                                                For the Three Months Ended              For the Nine Months Ended
                                                        September 30,                          September 30,
                                                  2006                2005                2006               2005
                                            -----------------  ------------------  ------------------  -----------------
Production Income                           $         503,848  $          356,216  $        1,455,077  $         606,926
Cost of Operations                                    137,846             111,383             404,118            232,707
                                            -----------------  ------------------  ------------------  -----------------
     Gross Profit                                     366,002             244,833           1,050,959            374,219
                                            -----------------  ------------------  ------------------  -----------------

Expenses:
   Exploration costs, including dry holes              87,857             270,962              87,857            270,962
   Corporate finance fees                                   -                   -             250,000                  -
   Consulting                                         287,666               8,329           2,171,054             40,829
   Legal and professional                              48,212               8,220             159,842             20,720
   General and administrative                         101,573              66,469             201,520            137,855
   Selling and marketing                               31,480              24,440             103,576             46,378
                                            -----------------  ------------------  ------------------  -----------------
      Total Operating Expenses                        556,788             378,420           2,973,849            516,744
                                            -----------------  ------------------  ------------------  -----------------

Other Expense
  Gain/Loss on sale of assets                               -             (55,168)           (212,703)           (55,168)
  Interest                                            (60,865)            (24,643)           (177,459)           (65,639)
                                            -----------------  ------------------  ------------------  -----------------

Net Income (Loss)                           $        (251,651) $         (213,398) $       (2,313,052) $        (263,332)
                                            =================  ==================  ==================  =================

Basic & Diluted Loss                        $               -  $                -  $           (0.01)  $               -
                                            =================  ==================  ==================  =================

Weighted Average Shares                           158,584,354          94,584,354         155,091,704         94,584,354
                                            =================  ==================  ==================  =================



   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                             (Unaudited)
                                                                                      For the Nine Months Ended
                                                                                           September 30,
                                                                                      2006                2005
                                                                                -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $      (2,313,052) $         (263,332)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depletion                                                                              224,270              77,875
   Depreciation and Amortization                                                           10,307              17,220
   Common stock issued for expenses                                                     1,400,000                   -
   Loss on disposal of assets                                                             212,702              55,168
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                                                123,061            (222,398)
Increase (Decrease) in Accounts Payable                                                    56,893             (66,270)
Increase (Decrease) in Interest on Notes Payable                                          178,732              65,639
Increase (Decrease) in Accrued Expenses                                                  (103,707)             13,468
                                                                                -----------------  ------------------
  Net Cash Used in operating activities                                                  (210,794)           (322,630)
                                                                                -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment                                                              (17,055)             (1,758)
Proceeds from sale of oil and gas property                                                360,000                   -
Payment for Leasehold Improvements                                                              -              (5,742)
Purchase of Oil & Gas Leases                                                                    -             (40,000)
Oil & Gas Exploration Costs                                                              (908,105)           (387,881)
                                                                                -----------------  ------------------
Net cash provided by investing activities                                                (565,160)           (435,381)
                                                                                -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans                                                                       465,000                   -
Proceeds from Convertible Debenture                                                     1,250,000             758,139
Payment of Notes Payable                                                               (1,155,732)                  -
                                                                                -----------------  ------------------
Net Cash Provided by Financing Activities                                                 559,268             758,139
                                                                                -----------------  ------------------

                                                 FIDELIS ENERGY, INC.
                                               STATEMENTS OF CASH FLOWS
                                                      (continued)



                                                                                             (Unaudited)
                                                                                      For the Nine Months Ended
                                                                                             September 30,
                                                                                       2006               2005
                                                                                -----------------  ------------------
Net (Decrease) Increase in Cash                                                 $        (216,686) $              128
   and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period                                          232,758                   -
                                                                                -----------------  ------------------

Cash and Cash Equivalents at End of Period                                      $          16,072  $              128
                                                                                =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                      $               -  $                -
  Franchise and income taxes                                                    $               -  $                -
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

         The unaudited financial statements as of September 30, 2006, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine month period then ended. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

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

         As of September 30, 2006 the Company's cash flow from operations did not exceed its general and administrative and other operational expenses. Gas market prices received for delivered product in the third quarter of 2006 were relatively low again. Subsequently, the flow rates for the three producing wells at the North Franklin Project in Sacramento, California, were kept to minimal levels in order to maximize revenues for the Company in anticipation of higher gas prices later in 2006.

         In an effort to concentrate on the full development of the North Franklin natural gas field, the Company sold its entire interest in its Comanche Point heavy oil project located in Kern County, California in May 2006 and decided to no longer participate in the Kansas program in July 2006. After performing a cost/benefit analysis of both of these projects it was concluded that the return would be greater by concentrating on increasing cash flow at North Franklin. The Company successfully drilled its third and fourth gas wells at North Franklin in the first and third quarters of 2006, respectively. Cash flows from the third well's production have been realized by the Company since the second quarter of 2006, but the fourth well's production and cash flows will begin in the fourth quarter, after the well is tied-in.

         In order to ensure sufficient capital was available for the drilling of two new North Franklin gas wells in the summer of 2006, the Company arranged several small interim loans. The Company is also actively looking at competitive finance sources that could assist in accelerating the continuing exploration program and oil and gas operations.

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

                  Depreciation expense for the nine months ended September 30, 2006 and 2005 was $10,307 and $17,220, respectively.

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

                  Total depletion expense for the nine months ended September 30, 2006 and 2005 was $224,270 and $77,875, respectively.


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

3.       CONCENTRATIONS

                  At September 30, 2006, approximately 100% of the Company's revenues come from three gas wells in California. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

5.        NOTES PAYABLE

                  On November 17, 2003, the Company repurchased 25,232,000 shares of its common stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. The loan due date has been extended and principal and interest are due on demand. As at September 30, 2006, and December 31, 2005, the Company owed $95,787 and $91,687 on this loan.

                  Pursuant to a promissory note dated July 10, 2006, the Company borrowed $250,000 from a third party for a one year term at 5% interest. As at September 30, 2006, and December 31, 2005, the Company owed $252,774 and $0, respectively, on this loan.

6.       SHAREHOLDER LOAN

                  The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 6 percent. As at September 30, 2006, and December 31, 2005, the Company owed $3,270 and $3,130, respectively, relating to these notes.

7.        CREDIT LINE NOTE PAYABLE

                  During the year ended December 31, 2004, the Company received $1,122,250 for a stock subscription of 1,122,250 common shares. On October 25, 2004, the Company renegotiated

7.        CREDIT LINE NOTE PAYABLE (continued)

                  this transaction in the form of a Convertible Debenture Credit Line of up to $5 million. In 2004 this amount was reclassified from Common Stock to be Issued to a Current Liability. The Credit Line bares interest annual rate of Libor plus 2% percent and shall be payable 2 years from the issuance. The principal amount shall be convertible, in part for $1 per Preferred Series A Shares, at the option of the Company within the first six months and thereafter by the lender until the loan is satisfied or liquidated. The Preferred Shares shall be convertible to Common Stock on a basis equivalent to 20% of Common Stock of the Company then outstanding. As of December 31, 2004, the total amount due on the Convertible Debenture Credit Line was $1,222,335.

                  On November 15, 2005, we entered into a replacement promissory note in the amount of $2,050,000 with Chunuk Financial Corp., which replaces the variable rate convertible credit line agreement we entered into with Chunuk on October 24, 2004 in the principal amount of up to $5,000,000. As at September 30, 2006, and December 31, 2005, $857,518 and $1,790,501,
                  respectively, was outstanding including accrued interest amounts.

8.       CONVERTIBLE DEBENTURE

                  On November 18, 2005, we entered into a securities purchase agreement with Cornell Capital for an aggregate purchase price of $2,500,000, of which we have issued (i) a $1,250,000 secured convertible debenture, convertible into shares of our common stock, par value $0.001, and (ii) a warrant to purchase an aggregate of 9,000,000 additional shares of our common stock at an exercise price of $0.2708 per share exercisable until November 18, 2010. An additional $1,250,000 secured convertible debenture was issued on January 19, 2006, just prior to the filing of a registration statement. As at September 30, 2006, and December 31, 2005, $2,613,998 and
                  $1,256,678, respectively, was the debenture loan outstanding including accrued interest.

                  The secured convertible debenture is convertible into shares of our common stock at any time by dividing the dollar amount being converted by the lower of $0.2708 or 80% of the lowest volume weighted average trading price per share of our common stock for five trading days immediately preceding the conversion date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 5% per annum. As at September 30, 2006, and December 31, 2005, $107,320 and $6,678, respectively, was charged as an interest expense.

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

                                                                 CONVERSION
                                          WARRANTS                DEBENTURE           TOTAL

         Cornell Capital Partners, LP     $  (1,260,000.00)    $ (733,013.34)    $ (1,993,013.34)
         H.C. Wainwright                  $    (255,246.60)                      $   (255,246.60)
         1st SB Partners Ltd.             $    (255,246.60)                      $   (255,246.60)

                                    TOTAL BENEFICIAL CONVERSION EXPENSE          $ (2,503,506.54)

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

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 6% has been imputed on the loan. As at September 30, 2006 and December 31, 2005, respectively, the Company owes $62,581 and $114,147 on this loan.

         On April 2, 2004, the Company borrowed $305,000 from a related party for direct payment on oil and gas properties. The loan had an original due date of April 2, 2005 and bears interest of 5%. The note has been extended indefinitely. As at September 30, 2006, and December 31, 2005, the Company owed $289,141 and $332,703, respectively, on this loan.

         On April 6, 2006, the Company borrowed $165,000 from a related party for general working capital and project development purposes. The loan has a one year term and bears interest of 5%. As at September 30, 2006 and December 31, 2005, the Company owed $168,908 and $0, respectively, on this loan.

         On June 30, 2006, $300,000 was put In-Trust with the Company from a working partner. The Company demanded and it was agreed that these funds be put In-Trust to ensure that the North Franklin development program would continue as planned. As of September 30, 2006, $15,000 was due to the working partner.

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

         The following table sets forth the options and warrants outstanding as of September 30, 2006 and December 31, 2005 :

                                                                              September 30,            December 31,
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
                                                                             ===================     ==================

13.       OIL AND GAS ACTIVITIES

         For the quarter ending September 30, 2006, and the year ending December 31, 2005, respectively, the Company had revenues of $47,033 and $135,373 from the Comanche Point property.

         In March of 2005, the Company received final approval to complete and has completed the tie in of the pipeline for the first North Franklin Gas Well in Sacramento, California. The Well has been in production since June, 2005. Also, a second well at the North Franklin, the Archer-Wildlands #1 well was completed and has been in production since August, 2005. On May 15, 2006, the Company's third gas well, the "Archer-F-1", was successfully perforated, completed and tied-in to the pipeline from the Winters sands and began commercial gas production at North Franklin. For the nine months ending September 30, 2006, and the year ending December 31, 2005, respectively, the Company had revenues of $ 1,408,044 and $1,203,993 from the North Franklin property.

         On May 12, 2006, the Company sold its entire interest in its Comanche Point heavy oil project located in Kern County, California to its working interest partner for $360,000. After performing a cost/benefit analysis on this project, it was concluded that the return would be greater by concentrating on the further development of the North Franklin Project to increase revenue and cash flows.

         On July 5, 2006, the Company decided that it will no longer participate in its Kansas Program. After performing another cost/benefit analysis, it was concluded that the return would be greater by concentrating on the further development of the North Franklin Project, rather than developing the Kansas Project, to increase revenue and cash flows. The Company expensed $87,587 that had been previously capitalized related to this property.

         Pursuant to Authority For Expenditures (AFE's) received from North Franklin Operator, on July 11, 2006, the Company advanced $231,788 and $28,000 for the drilling two new gas wells, Archer-Tsakopoulos #1 and Archer-Wurster #1, in the summer of 2006 and for some additional lease lands, respectively. Both new wells were drilled in August of 2006 and, on August 15, 2006, $113,006 was advanced by the Company for the completion of the Archer-Tsakopoulos #1 well.

14.       NON-CASH ACTIVITIES

         During the fiscal year 2005, the Company recognized a beneficial conversion expense of $2,503,507 related to a convertible debenture issued to Cornell Capital Partners, LP and the associated warrants issued.

         On July 5, 2006, and September 18, 2006, the Company reported that Mr. Gordon Samson and Mr. Glen Harder, respectively, had resigned from there positions as a directors for personal reasons. The effective date of the resignations was June 30, 2006.

         On August 24, 2006, the Company announced that it had executed a letter of intent for PrimeGen Energy Corp. (OTCBB: PGNE, formerly Maysia Resources Corporation OTCBB: MYAR) ("PrimeGen"), PrimeGen to purchase the interests in the 35% working interest the Company holds in the North Franklin Project. The consideration for the purchase was to consist of a combination of cash and PrimeGen common shares. The cash consideration and number of PrimeGen shares to be issued were to be determined by a valuation of the interests based upon a geological reserve report being prepared. The letter of intent and proposed purchase and sale is subject to the completion of due diligence reviews, board approvals and shareholder approval.

15.       SUBSEQUENT EVENTS

         On October 3, the Company announced that PrimeGen Energy Corp. would not be acquiring the 35% working interest in the North Franklin Project owned by Company at this time. PrimeGen, however, continues to maintain a right of first refusal on the acquisition of the Company's interest for a period of 24-weeks from August 24, 2006.

         Also on October 3, 2006, the Company announced that it has been determined that the "Archer-Wurster #1" well, drilled on a different southerly sand channel than the Archer-Tsakopoulos #1, will not be a commercial producer. The Wurster well was a higher risk exploration well and the partners are reviewing the future options in and around the well location. The Company feels that more seismic will be required to fully understand this area.

         On October 16, 2006, the Company repaid $50,000 of a $165,000 note payable from a related party. The Company expects to retire the note in the fourth quarter of 2006.

         On October 18, the Company announced that the "Archer-Tsakopoulos #1" well was successfully completed and will be tied in as the fourth well at North Franklin, Sacramento, California. The tie-in to the pipeline will occur after site facilities are installed at the well location. Gas samples confirm similar BTU quality to the other wells in the reservoir.

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

NOTEWORTHY CORPORATE EVENTS

         The Company is pleased with the continuing monthly revenue being derived from Fidelis' 35% interest in the North Franklin Project, Sacramento California. Production is from the Company's three gas wells, the "Archer-Whitney #1", "Archer-Wildlands #1" and the new well that started production in May 2006, the Archer-F-1. The lower portion the Archer-F-1 well, the "Forbes" zone, was not fully evaluated or tested and there remains the potential for a commercial gas discovery in that zone. The Company drilled two new gas wells, the Archer-Tsakopoulos #1 and Archer-Wurster #1, in the summer of 2006. The Archer-Tsakopoulos #1 is expected to be tied-in and producing in the fourth quarter of 2006, but the Archer-Wurster #1 will not be a commercial producer. Since virtually all of the Company's revenue is derived from the North Franklin Project, the Company is materially affected by significant fluctuations in prevailing natural gas prices.

            The Company has decided to focus its attention and resources, in the near term, on its core asset the North Franklin Project. Management believes that the continued development of this project is key to increasing monthly revenue and maximizing the growth of the Company. Consistent with the focus on the North Franklin natural gas field, the Company sold its entire interest in its Comanche Point heavy oil project located in Kern County, California to its working interest partner for $360,000 on May 12, 2006. Additionally, On July 5, 2006, the Company decided that it will no longer participate in its Kansas Program. After performing a cost/benefit analysis on both of these project areas, it was concluded that a greater return would realized by concentrating on the further development of the North Franklin Project to increase revenue and cash flows.

         On June 30, 2006, $300,000 was put In-Trust with the Company from a working partner. The Company demanded and it was agreed that these funds be put In-Trust to ensure that the North Franklin development program would continue as planned. The funds In-Trust were expended as planned and as of September 30, 2006, only $15,000 was still due to the working partner.

         On July 5, 2006, and September 18, 2006, the Company reported that Mr. Gordon Samson and Mr. Glen Harder, respectively, had resigned from there positions as a directors for personal reasons. The effective date of the resignations was June 30, 2006.

         Pursuant to a promissory note dated July 10, 2006, the Company borrowed $250,000 from a third party for a one year term at 5% interest. The funds borrowed were used primarily for development costs incurred in the Company's summer drill program at North Franklin.

         On August 24, 2006, the Company announced that it had executed a letter of intent for PrimeGen Energy Corp. (OTCBB: PGNE, formerly Maysia Resources Corporation OTCBB: MYAR) ("PrimeGen"), PrimeGen to purchase the interests in the 35% working interest the Company holds in the North Franklin Project. The consideration for the purchase was to consist of a combination of cash and PrimeGen common shares. The cash consideration and number of PrimeGen shares to be issued were to be determined by a valuation of the interests based upon a geological reserve report being prepared. The letter of intent and proposed purchase and sale is subject to the completion of due diligence reviews, board approvals and shareholder approval. The Company believed that this asset sale could provide greater diversification and leverage to shareholders and allow for the participation in many project areas.

SUBSEQUENT EVENTS

         On October 3, 2006 the Company announced that PrimeGen Energy Corp. would not be acquiring the 35% working interest in the North Franklin Project owned by Company at this time. PrimeGen, however, continues to maintain a right of first refusal on the acquisition of the Company's interest for a period of 24-weeks from August 24, 2006.

         Also on October 3, 2006, the Company announced that it has been determined that the "Archer-Wurster #1" well, drilled on a different southerly sand channel than the Archer-Tsakopoulos #1, will not be a commercial producer. The Wurster well was a higher risk exploration well and the partners are reviewing the future options in and around the well location. The Company feels that more seismic will be required to fully understand this area.

         On October 16, 2006, the Company repaid $50,000 of a $165,000 note payable from a related party. The Company expects to retire the note in the fourth quarter of 2006.

         On October 18, 2006 the Company announced that the "Archer-Tsakopoulos #1" well was successfully completed and will be tied in as the fourth well at North Franklin, Sacramento, California. The tie-in to the pipeline will occur after site facilities are installed at the well location. Gas samples confirm similar BTU quality to the other wells in the reservoir.

RESULTS OF OPERATIONS

         The Company has realized a net loss from operations of $ 6,103,422 since inception due primarily to a beneficial conversion expense and corporate finance fees associated with a convertible debenture financing completed by the Company. Additionally, legal, accounting and management fees necessary to bring the Company through the development stage to become a producer of oil and gas have added to the net loss position. During the first nine months of 2006, the Company has also incurred production costs of $404,118 and capitalized $908,105 in exploration costs related to its oil and gas leases and operations.

         The Company had selling and marketing expenses from continuing operations of $103,576 and $46,378 for the nine months September 30, 2006 and 2005. General and administrative expenses were $2,532,416 for nine months ended September 30, 2006, which consisted mainly of officer and director consulting fees associated with a non-cash restricted share issuance for services and legal expenses, compared to $199,404 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents from inception have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In the first quarter of 2006, the Company received the necessary operating and acquisition capital from the proceeds of a convertible debenture financing and its production revenue as previously disclosed. In the third quarter of 2006, the Company borrowed additional operating and acquisition capital from a third party to ensure the continued development of the North Franklin Project.

         In summary, the Company has not had sufficient liquidity and capital resources to cover its regular general and administrative expenses from the sale of gas from the tie-ins of the Archer-Whitney #1 and Archer-Wildlands #1 gas wells in 2005 and the Archer-F-1 well in 2006. However, with the expected tie-in of the fourth well, the Archer-Tsakopoulos #1, in the fourth quarter of 2006 and as production flow rates are increased to take advantage of higher gas prices, the Company expects to significantly improve its financial position. However, currently financing sources are required and being evaluated that would expedite the expansion of the Company's production going forward.

         The Company recorded a net loss from operations of $2,313,052 for the nine months ended September 30, 2006 compared to a net loss of $263,332 for the same period in 2005. The increase in the net loss was primarily attributed to one-time corporate finance fees associated with the closing of the second half of a convertible debenture financing and a non-cash restricted share issuance for services to officers, directors and affiliates.

EMPLOYEES

         As of September 30, 2006, the Company had no employees, however, all of
the  officers  and  directors  did  receive   compensation  for  consulting  and
administrative services as previously disclosed.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

         On August 28, 2006, the Company filed on Form 8-K, under Item 7.01 Regulation FD Disclosure.

         On September 18, 2006, the Company filed on Form8-K, under Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 13, 2006

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: November 13, 2006



/S/     William Marshall
William Marshall
President
(Principal Executive Officer)

/S/     Sterling Klein
Sterling Klein
Secretary/Treasurer
(Principal Financial Officer)