Form 10KSB
period 2006-12-31
FIDELIS ENERGY INC
filed 2007-04-02
CIK 1157723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Total revenues for fiscal year ended December 31, 2006: $1,971,262

At December 31, 2006, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $ 3,748,491 based on the closing trade reported on the OTC BB. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such person may be considered to be affiliated with the Company. As of March 15, 2007, the number of shares outstanding of the registrant's Common Stock was 166,834,354 including 54,000,000 of treasury stock issued on November 17, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

                                TABLE OF CONTENTS




PART I   1

Item 1.  Business                                                              1

Item 1a.  Risk Factors                                                         1

Item 2.  Properties                                                            8

Item 3.  Legal Proceedings                                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

PART II  12

Item 5. Market for Registrant's Equity and Related Stockholder
Matters and Issuer Purchases of Equity Securities                             12

Item 6.  Selected Financial Data                                              13

Item 7. Management's discussion and analysis of Financial
Condition and Results of Operations                                           14

Item 7A. Quantitative and Qualitative Disclosures about market risk           23

Item 8.  Financial Statements                                                 24

Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure                                           24

Item 9A.  Controls and Procedures                                             24

PART III 24

Item 10.  Directors and Executive Officers of the Registrant.                 24

Item 11. Executive Compensation                                               27

Item 12.  Security Ownership of Certain Beneficial owners and Management      29

Item 13.  Certain  Relationships and Related Transactions                     29

Item 14.  Principal Accounting Fees and Services                              30

PART IV  31

Item 15. Exhibits and Reports on 8-K                                          31

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

ITEM 1A.  RISK FACTORS

GENERAL RISK FACTORS

WE WILL NOT BE ABLE TO DEVELOP OUR PROPERTIES OR MAKE ACQUISITIONS IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW OR RAISE CAPITAL.

We will be required to make substantial capital expenditures to develop our existing reserves and to discover new oil and gas reserves. Historically, we have financed these expenditures primarily with proceeds from the sale of debt and equity securities. As of December 31, 2006, we had cash on hand in the amount of $5,917. These funds are not sufficient to meet our obligations in connection with the oil and gas exploration and development interests that we have purchased. In order to meet these obligations or acquire any additional business interest, we will have to raise additional funds. We also make offers to acquire oil and natural gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially.

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of December 31, 2006, in the aggregate, approximately 25% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. At December 31, 2006, we had 166,834,354 shares of common stock outstanding. Substantially all of our outstanding shares either are eligible for resale to the public without restriction pursuant to Rule 144(k) or are eligible for resale to the public pursuant to Rule 144. Warrants or other rights to purchase 12,646,380 shares of our common stock were outstanding. In addition, an aggregate $2,500,000 principal amount of secured convertible debentures are outstanding. The outstanding principal amount of the secured convertible debentures is convertible into shares of our common stock based on a conversion price equal to the lesser of $0.2708 or 80% of the trading price of our common stock on the date of conversion. We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

ITEM 2.  PROPERTIES

The executive offices of the Company are located at 9595 Wishire Blvd., Ste. 900, Beverly Hills, CA 90212-2509. The Company currently rents this shared office facility on a month-to-month basis for $2,400 per month for all services. This arrangement began on January 1, 2006. On December 1, 2006 the company entered into a Business Identity Plan (BIP) for $300 per month at the same address. The telephone number at this address is (310) 300-4062.

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

On March 1 2006, we sold our 80% working interest in the Comanche Point Property, Tejon Lease of 400 acres for lands in Sections 28,29,32 and 33, R18W, S.B.B.M, Kern County, California for $360,000.

The Company, along with the working partner implemented a steam-flood extraction pilot study in 2005 to determine viability of extraction with this method. At the time of implementation the field was producing 12-15 barrels per day. Due to higher than expected costs of production, unanticipated expenses regarding the steam-flood equipment and the resultant lower than expected daily production rates from the steam flooded wells, it was determined that the Company would accept a purchase offer on the project and Comanche Point was subsequently sold to the operator.

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

On July 5, 2005 Fidelis announced that the June gas production at the "Archer-Whitney #1" well at had totalled 44.859 Mmcf for the 30 days in June. The average daily production was 1.50 Mmcf per day

On July 18, 2005 Fidelis announced that the "Archer-Wildlands #1" gas well at the Company's North Franklin Project reached a total depth of 7,736 feet on July
15. The operator had called for a completion rig.

On August 2, 2005 Fidelis announced the progress of the completion program at the "Archer-Wildlands #1" gas well.

On August 3, 2005 Fidelis reported that the July gas production at the "Archer-Whitney #1" well totalled 46.212 Mmcf for the 31 days in July. The average daily production was 1.49 Mmcf per day.

On August 8, 2005 Fidelis announced the commencement of commercial gas production at the "Archer-Wildlands #1" well.

On August 10, 2005 Fidelis announced that the daily gas production at the "Archer-Whitney #1" well had been stepped up to 1.8 Mmcf per day.

On August 24, 2005 Fidelis announced that the daily gas production at the North Franklin gas reservoir had surpassed 3.0 Mmcf per day from production at the two wells.

On September 22, 2005 Fidelis reported on the first weeks of September gas production from the North Franklin gas reservoir.

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

As of June 16th, 2006 the Data Sharing Agreement was terminated with 1132508 Alberta Ltd. and the Company will no longer participate in the Kansas program. The Company has determined that its resources are presently better spent in the additional development of the North Franklin natural gas field.

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

------------------------------------------------ ----------- -----------
                                    HIGH LOW
2006
Quarter Ended March 31, 2006                     $0.30       $0.17
Quarter Ended June 30, 2006                      $0.23       $0.13
Quarter Ended September 30, 2006                 $0.17       $0.05
Quarter Ended December 31, 2006                  $0.05       $0.02
2005
Quarter Ended March 31, 2005                     $1.08       $0.52
Quarter Ended June 30, 2005                      $0.81       $0.31
Quarter Ended September 30, 2005                 $0.47       $0.32
Quarter Ended December 31, 2005                  $0.36       $0.13
------------------------------------------------ ----------- -----------

The above quotations are taken from information provided by Yahoo Finance and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Holders of Common Equity

At December 31, 2006, the Company had 104 shareholders of record, and an unknown number of additional holders whose stock is held in "street form". The transfer agent of our common stock is Holladay Stock Transfer.

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

On March 27, 2006, the Company issued 750,000 common shares to Telperion Business Consultants, Inc. as payment for consulting services.

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

In October, 2006, the Company issued 1,562,500 restricted common shares to Cornell Capital as a payment on the note outstanding.

On November 29, 2006, the Company issued 5,937,500 restricted common shares to Cornell Capital as a payment on the note outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in
Item 8,  with  "Item  6.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations" and with other financial data included elsewhere in this Form 10-KSB. The consolidated statement of operations data for the year ended December 31, 2006 and 2005, and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements included in Item 7 of this report, which have been audited by Robison Hill & Co.

The independent auditors' report appearing elsewhere in this document contain disclosures that the Company's losses and negative cash flows from operations raise concern about our ability to continue as a going concern. The consolidated financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

Year Ended December 31
                                               2006                 2005

STATEMENT OF OPERATIONS DATA:

Revenue                                         $1,971,262        $  1,395,849
Cost of revenue                                    572,077             231,508
                                             -----------------------------------
Gross profit                                     1,399,185           1,164,341
Operating expenses                             (3,575,462)         (1,313,973)
Interest expense                                 (828,262)           (134,772)
Write off leasehold improvements                 (212,703)            (55,168)
Derivative valuation gain (loss)                   920,449         (2,503,507)
                                             -----------------------------------
Net loss                                     $ (2,296,793)      $  (2,843,079)
                                             =============      ==============
Basic and diluted loss per share              $     (0.01)        $     (0.03)
                                             -----------------------------------
Weighted average common shares outstanding     156,864,316         101,076,187
                                             =============      ==============

BALANCE SHEET DATA:

Cash and cash equivalents                           $5,919                   $
                                                                       232,758
Working capital (deficit)                      (4,331,608)             205,672
Total assets                                     2,629,136           3,232,102
Total liabilities                                6,547,381           6,567,304
Total stockholders' equity                     (3,918,245)         (3,335,202)
                                             -----------------------------------


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

Effective June 8, 2005, Jeff Paro, Julianne DeGrendele and Frank N. Anjakos, III resigned from their positions as Directors of the Company.

On September 12, 2005, Fidelis announced that it had suspended the discussions with Silver Star Energy, Inc. that began in May 2005 (in relation to the possible amalgamation of the two companies) for a period of at least one year. Fidelis and Silver Star Energy, Inc. will continue to separately develop, along a parallel path, their own working interests in the North Franklin Project and the Kansas Play. Fidelis management feels that the recent increases in commodity prices and the increased cash flow from the natural gas production in California, have positioned the Company independently to move forward aggressively on its own to develop its interests in its projects.

PLAN OF OPERATION

COMANCHE POINT PROSPECT - CALIFORNIA HEAVY OIL PLAY

On March 1 2006, the Company sold its 80% working interest in the Comanche Point Property for $360,000, Tejon Lease of 400 acres for lands in Sections 28,29,32 and 33, R18W, S.B.B.M, Kern County, California.

The Company, along with the working partner implemented a steam-flood extraction pilot study in 2005 to determine viability of extraction with this method. At the time of implementation the field was producing 12-15 barrels per day. Due to higher than expected costs of production, unanticipated expenses regarding the steam-flood equipment and the resultant lower than expected daily production rates from the steam flooded wells, it was determined that the Company would accept a purchase offer on the project and Comanche Point was subsequently sold to the operator. $360,000 was received for the sale of the asset.

NORTH FRANKLIN PROSPECT -- CALIFORNIA NATURAL GAS PLAY

 The North Franklin Project is in the Sacramento Basin of California. The project is situated along the "Eastside Winters Stratigraphic Trend" which has produced in excess of 450 billion cubic feet gas. The North Franklin is located in Sacramento County, between the cities of Stockton and Sacramento. The gas reservoir target is situated in deep-water basin Winters Formation sands that are permeable, upper Cretaceous sandstones.

The North Franklin Project and the underlying Winters gas reservoir contain four
(4) gas wells. These wells are; "Archer-Whitney #1", "Archer-Wildlands #1", "Archer-F1" and "Archer-Tsakopolus #1". A pipeline ties-in the four wells at the North Franklin Project and we sell to a gas purchaser at bid-week PGE-Citygate pricing. Fidelis has a 35% Working Interest in the play.

To date, the North Franklin has historically produced in excess 1.9 Bcf gas since the inception of production at "Archer-Whitney #1" in 2005. The total gas produced for the 2006 year at North Franklin was 1,325,916 Mcf, or 1.325 Bcf.

The following table outlines the monthly gas production from the North Franklin wells in 2006:

---------------- ---------------- ------------------- ------------------- ---------------- ---------------

NET REVENUE PROD'N                TOTAL PRODUCTION 2006 NORTH FRANKLIN
                                  ------------------------------------
      MCF
                     ARCHER             ARCHER              ARCHER            ARCHER
     2006           WHITNEY #1       WILDLANDS #1     ARCHER WHITNEY F-1   TSAKOPOLOUS #1      TOTAL
                 -  ----------       ------------     ------------------  ---------------      -----
JANUARY             54,821.98         40,196.99                                              95,018.98
FEBRUARY            46,501.00         35,619.29              0.00              0.00          82,120.29
MARCH               53,307.01         40,215.01              0.00              0.00          93,522.02
APRIL               51,592.00         38,919.99              0.00              0.00          90,511.99
MAY                 53,623.01         41,334.00           16,757.01            0.00          111,714.02
JUNE                52,541.00         40,322.00           29,324.99            0.00          122,187.99
JULY                54,568.99         41,878.00           30,456.99            0.00          126,903.98
AUGUST              51,600.00         44,049.01           30,204.99            0.00          125,853.99
SEPTEMBER           49,916.00         40,407.99           28,524.01            0.00          118,848.00
OCTOBER             50,993.99         42,286.98           31,094.01            0.00          124,374.98
NOVEMBER            49,087.99         40,706.99           29,931.00            0.00          119,725.98
DECEMBER            43,073.99         39,383.01           30,768.00          9,846.00        123,071.01
                 ---------------- ------------------- ------------------- ---------------- ---------------
    TOTALS         611,626.97         485,319.26          227,061.00         9,846.00       1,333,853.23
---------------- ---------------- ------------------- ------------------- ---------------- ---------------


The following table represents Fidelis 35% working interest

---------------- ---------------- ------------------- ------------------- ---------------- ---------------

NET REVENUE PROD'N                FIDELIS ENERGY PRODUCTION 2006  .281253 NET REVENUE INTEREST
                                  ------------------------------------------------------------
      MCF            ARCHER             ARCHER              ARCHER            ARCHER
                    WHITNEY #1       WILDLANDS #1     ARCHER WHITNEY F-1   TSAKOPOLOUS #1      TOTAL
     2006
JANUARY             15,418.85         11,305.53              0.00              0.00          26,724.37
FEBRUARY            13,078.55         10,018.03              0.00              0.00          23,096.58
MARCH               14,992.76         11,310.59              0.00              0.00          26,303.35
APRIL               14,510.41         10,946.36              0.00              0.00          25,456.77
MAY                 15,081.63         11,625.31            4,712.96            0.00          31,419.90
JUNE                14,777.32         11,340.68            8,247.74            0.00          34,365.74
JULY                15,347.69         11,778.31            8,566.12            0.00          35,692.13
AUGUST              14,512.65         12,388.92            8,495.24            0.00          35,396.81
SEPTEMBER           14,039.03         11,364.87            8,022.46            0.00          33,426.36
OCTOBER             14,342.21         11,893.34            8,745.28            0.00          34,980.84
NOVEMBER            13,806.14         11,448.96            8,418.18            0.00          33,673.29
DECEMBER            12,114.69         11,076.59            8,653.59          2,769.22        34,614.09
                 ---------------- ------------------- ------------------- ---------------- ---------------
    TOTALS         172,021.92         136,497.50          63,861.59          2,769.22        375,150.22
---------------- ---------------- ------------------- ------------------- ---------------- ---------------


2006 EVENTS

Forbes F-1 Deep Drilling Test

In January 2006, we announced the preparation for the drilling of the "Archer-F 1" deep Forbes test (F-zone) as the next gas well to be drilled at our North Franklin gas reservoir, Sacramento Basin California. The deep Forbes F-zone has the potential to contain 60 Bcf gas. The planning for the well has commenced with the operator sourcing a drilling rig so that the partners can drill and complete the well before the wet season begins in the area. Drill depth of the deep F-zone is 11,800 feet. The well would offset the productive upper Winters sand discovered in 2004 and will test both the upper and middle F-zone fans at a structurally favorable position.

In the event that the F-zone is not productive at this location, the well could be put into production from the Winters as the third producing well in the reservoir. The 11,800-foot well is estimated to cost through completion and tie-in, approximately $2.4 million. The Forbes F-zone lies beneath the younger Winters sand that is currently producing from the "Archer-Whitney #1 and Archer-Wildlands #1 well at the North Franklin gas reservoir that has under lease 3,465 gross acres covering both the Winters and Forbes formations. The deep F-zone has approximately 1,200 acres of structural and stratigraphic closure based on mapping of the seismic anomaly. It is defined by regional well control and 2-D seismic data from three seismic lines. The strong AVO anomaly as seen on the seismic indicates that gas may be present. The prospect potential is based on net pay averaging 50 feet over this closure and recovery factor of 1,000 Mcf per acre-foot. The prospect reserves are estimated at 60 Bcf of gas. Gas quality is anticipated to be greater than 900 Btu. The nearest F-zone production at the Clarksburg gas field, located within five miles of the prospect, is 930 Btu. We have a 40% working interest in the project. On March 7, we announced that the "Archer-F-1" gas well spudded March 5th and was drilling at the North Franklin Project, Sacramento California.

A preliminary drilling report on the "Archer-F1" was given as drilling past 9,000 feet after drilling through and logging the upper Winters objective. The "Archer-F 1" well, as in the previous two wells, drilled Winters sand pay with excellent gas shows in the mud log. The suite of Resistivity and Sonic electronic logs showed clean sand pay with 100% gas fill-up within the pay zone. The intersected sand pay and gas shows exceeds in pay thickness what is producing at the "Archer-Whitney" and "Archer-Wildlands" wells. The drilling rig continues towards the total depth of 12,000 feet with an anticipated T.D. for the well in 5 to 7 days. The 12,000 foot "Archer-F-1" well was designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well.

Following the T.D. a report on the well was given. The "Archer-F-1" well was designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well. The well reached a total depth of 10,567 feet.

As earlier reported, the well cut Winters sand pay with excellent gas shows and the suite of Resistivity and Sonic electronic logs showed clean sand with 100% gas fill-up within the pay zone. The intersected sand pay and gas shows exceeds in thickness what is producing at the "Archer-Whitney" and "Archer-Wildlands" wells. The Company now reports that this Winters portion of the well is to be completed and put into production immediately. A significant section of Forbes Sand was encountered that contained excellent gas shows. However, the Forbes sands were directly above other sand that contained high pressure gas and salt water.

During this operational period, the well lost circulation during the open hole conditioning for electric logs. The hole broke down within 100 feet of the shoe, took drilling fluid and allowed the well to flow gas and salt water, from the target zones into the well bore. The flow of gas and water from the Forbes reduced the hydrostatic column creating an unsafe condition to log or drill any further. Several days of conditioning the drilling fluid (increasing mud weight up to 15.9 lbs per gal) and numerous attempts to maintain a static well failed due to the salt water and gas cutting the mud weight needed to compensate for the higher than expected formation pressures. The Company and its project partners made a decision to plug the open hole below the casing shoe that was set at the bottom of the production casing to protect the Winters pay interval. The plugging process included the setting of a cement retainer and the drill pipe was pulled out of the hole in preparation for rig release. By setting the retainer and cementing, additional drilling operations can be attempted from the cased upper hole. It is now possible to re-drill the lower hole and evaluate the excellent gas shows encountered within the Forbes sands above the high pressure water sands. The prospect has not been fully evaluated and still has the potential for a commercial gas discovery. From this well bore, or a new location, it is possible to drill farther up- dip and there is the possibility the lower sands are gas filled in that up-dip location.

Winter Production From F-1 Well

On May 15 we announced that the "Archer-F-1" well has begun commercial gas production at the North Franklin Project, Sacramento California. The well was successfully perforated, completed and tied-in to the pipeline from the Winters sands. During the completion program, the well was flow tested up to a rate of 2MMCF per day. The short tie-in to the pipeline was finished this past weekend and the well has begun commercial production at an I.P.R. (initial production rate) of 1.0 MMCF per day.

May 18 we reported on a Winters Formation geological and geophysical study the Company has received at the North Franklin Project, Sacramento California. The comprehensive overview of the Winters Formation underlying the A.M.I. (area of mutual interest) and current lease holdings was commissioned to identify other potential sand channels that may hold exploration and gas potential. The report concluded that there is a strong indication of an additional five (5) Winters sand channels that have geological and geophysical similarities and may be analogs to the current area in production from the Company's three gas wells.

North Franklin Exploration Potential Report

The five new target areas have been developed and ranked as to potential and risk based on varying levels of data available at the present time. Each of the five targets, if proven, would hold multiple well locations and each could contain similar gas equivalent to the current production area. All of the new targets have been geologically mapped and have received varying degrees of geophysical interpretation towards the goal of creating suitable site locations for exploration wells. Fidelis recently announced that the Company and partners are planning to drill a minimum of two more wells in the near future after reviewing this recently completed property-wide, study. The two wells that have been agreed on by the North Franklin partners include one development well in the current producing field and one exploration well in the first of the five newly identified channels. Following the drilling of these two wells this summer, additional geophysics is planned to further define future well site locations. Silver Star and the operator are now undertaking a cost estimate of this geophysical program that will occur in conjunction with the drilling of the wells. Silver Star has executed A.F.E.'s (Authority for Expenditure) for well licensing, permitting and site preparation on the next two wells at North Franklin.

Archer-Tsakopoulos #1

On August 16 we reported that the "Archer-Tsakopoulos #1" well was successfully drilled to depth and will now be completed as the fourth gas well at North Franklin, Sacramento California. A suite of electronic logs confirmed 100% gas filled sand in the producing Winters Formation. Casing was set and the well is to be perforated, completed and tied-in to the pipeline from the Winters sands. We then updated the ongoing field operations at North Franklin. Silver Star and partners are still waiting for a completion rig to perforate and tie-in the fourth well, "Archer-Tsakopolous #1". Fidelis currently in line for a completion rig and one should be available this month. Rig availability is currently very tight in California and the Company and operator are keeping in contact with drilling contractors regarding availability.

In addition, it has been determined that the "Archer-Wurster #1" well, drilled on a different southerly sand channel, will not be a commercial producer. This well was a higher risk exploration well and the partners are reviewing the future options in and around the well location. The Company feels that more seismic will be required to fully understand this area. Fidelis has commissioned a new reservoir engineering report that will incorporate all the latest drilling results, production records regarding reservoir parameters and most recent scoping geological study on the Winters Formation. On October 18 we reported that the "Archer-Tsakopoulos #1" well was successfully completed and will be tied in as the fourth well at North Franklin, Sacramento California.

The well was perforated in the Winters sands and, during the completion program, was tested to a stabilized rate of 1.139 MMCF per day. The tie-in to the pipeline will occur after site facilities are installed at the well location. Gas samples confirm similar BTU quality to the other wells in the reservoir.

NORTH FRANKLIN RESERVOIR ENGINEERING

On September 1, 2006 we received a reservoir engineering reserve report from Chapman Petroleum Engineering, Ltd. on the North Franklin Project. The four producing gas wells, Archer-Whitney #1, Archer-Wildlands #1, Archer-F1 and Archer-Tsakopolus were used to assign the following net reserves to our 35% working interest. The reserves in the category of "Proved Developed Producing" total 1.634 Bcf with a net present value, at a 10% discounted cash flow, of $5,726,540. These reserves reflect the four producing wells only. Additional "Probable" reserves have been estimated for incremental recovery on the four existing wells and for one down dip location. However, under SEC regulations, probable reserves are not recognized and therefore are not reported.

On February 14th, 2007 we received an "Evaluation of Oil and Gas Reserves" by Cecil Engineering, Inc., Petroleum Reservoir Engineer which valued remaining Proved Developed Producing Reserves (PDP) in the "Whitney-Winters" channel from the four (4) gas wells aforementioned. Having cumulatively to date produced a total of 1,944,328 Mcf gas (1.94 Bcf), the remaining reserves to the 100% Working Interest were quoted at 2,694,781 Mcf or 2.69 Bcf gas. Net Gas Reserves were stated at 2,327,139 Mcf or 2.37 Bcf. The four producing wells in the reservoir are declining in pressure both measured at the casing and tubing of the wells. Engineering now anticipates a predictable gas production decline through the year 2014.

A Present Value Profile Discount Rate of 10% or PV 10 was valued at $11,962,468 to the 100% interest. Fidelis's 35% Working Interest is thus currently valued at $4,186,864 on a PV 10 for the Proved Developed Producing Reserves.

On March 15th, 2007 we received an updated version of the aforementioned reservoir engineering by Cecil Engineering, Inc. with additional costs applied for the required pipeline compression, additional costs of well operations and maintenance as well as a reduced gas pricing model of $6.00 per Mcf. This newly rerun economics gave a value to the 100% interest of $9,226,619 and therefore $3,229,316 to Fidelis's 35% working interest on a PV 10 for the Proved Developed Producing Reserves.

KANSAS PROSPECT

In August 2005 the Company and partners announced the acquisition of participation rights to a large database encompassing a geophysical survey of approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. After a thorough review of the data purchased, the prospects selected for exploration and discussions with its consultants and operator, the Company has determined that it will no longer participate in the Kansas program. Although the project appears to have considerable merit, the Company has determined that its resources are presently better spent in the additional development of the North Franklin natural gas field.
On June 16th, 2007 the Company was terminated from the agreement dated August 15th, 2005 with respect to the "Data Sharing Agreement" between 1132508 Alberta Ltd. on certain lands in Central Kansas as the Company was unable to, for a variety of reasons, meet certain cash calls required in fulfilling its obligation under the terms of the August 15th, 2005 agreement.

PRIMEGEN ACQUISITION

On August 24th, 2006 we announced that we had executed a letter of intent with PrimeGen Energy, Inc. to purchase the Company's 35% Working Interest in the North Franklin Project.

The consideration for the purchase would consist of a combination of cash and PrimeGen common shares. The cash consideration and number of PrimeGen shares to be issued will be determined by a valuation of the interests based upon a geological reserve report being prepared. The cash portion was to satisfy the outstanding secured debt obligations of Fidelis, in order that their interests can be transferred free and clear of all charges and security interests.

The balance of the purchase will be paid in PrimeGen shares, to be issued pro rata to Fidelis. The intention was that the PrimeGen shares would then be paid as a dividend to the Fidelis shareholders. The letter of intent and proposed purchase and sale was subject to the completion of due diligence reviews, board approvals, shareholder approval of Fidelis, PrimeGen securing financing for the cash portion of the purchase, the satisfaction/release of any security interests held in the North Franklin Project interests to be conveyed, and the execution of a definitive agreement and related formal documentation.

On October 3, the Company announced that PrimeGen Energy Corp. would not be acquiring the 35% working interest in the North Franklin Project owned by Company at this time. PrimeGen, however, continues to maintain a right of first refusal on the acquisition of the Company's interest for a period of 24-weeks from August 24, 2006.

TELEPERION

Fidelis announced that is has entered into a renewable 12-month contract with Telperion Business Consultants, LLC, an arm's-length entity, pursuant to which Telperion will provide consulting services, business introductions and resulting arrangements that may include small cap fund managers, buy-side stock brokers and money managers. Such services will include, strategic planning, planning meetings, road shows and assisting the Company's management in developing and implementing the Company's IR/PR programs and plans. Telperion will be paid $15,000 per month and will be issued 750,000 shares of restricted stock which will be released to Telperion based upon certain significant strategic milestones.

CORNELL FINANCING AND DEFAULT

On November 15, 2005 we entered into an Investor Registration Rights Agreement with Cornell Capital for $2,500,000. Under Section 2(b) of the Registration Rights Agreement, Fidelis was to have the Registration Statement declared effective no later than June 26, 2006. As the initial Registration Statement is not yet effective Fidelis has triggered a second Event of Default for its violation of Section 2(b) of the Investor Registration Rights Agreement. Fidelis has received a demand letter from Cornell Capital demanding repayment in full of the outstanding principal balance ($2,500,000), accrued interest, and liquidated damages of 2% for each 30 days period after the Scheduled Filing deadline or the Scheduled Effective Date.

Fidelis is actively in the process of negotiating a settlement with Cornell Capital. This settlement may include the sale of the North Franklin asset to pay off the debt with Cornell Capital


CORPORATE EVENTS:

DIRECTORS


On January 31, 2006, we appointed Glen Harder to our board of directors.

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

Mr. Harder resigned from the Board on June 30, 2006.

On February 7, 2006, we appointed Gordon Samson and Thomas Herdman to our board of directors, and James Marshall resigned from our board of directors.

Mr. Samson is an accredited accountant with approximately 20 years of experience in the financial arena including positions with Canada Customs and Revenue

Agency (formerly Revenue Canada); a major Canadian institution as a senior banker; a regional, full service brokerage house; chief financial officer and chief executive officer positions in both the United States and Canada serving as a director of a number of public corporations as well as being a member of various audit committees. Mr. Samson has further served as a consultant, performing due diligence for acquisitions and other corporate transactions for various reporting companies. Mr. Samson's background spans both resource and technology firms.

Mr. Samson resigned from the Board on June 30, 2006

Mr. Herdman is a management consultant and financial translator for Pacific Rim companies. Until recently, he was based in Tokyo, Japan, where he worked with companies in the Asian Pacific area for 16 years and also held the position of Lecturer at Chuo Law University in Tokyo, Japan.

Our board of directors now consists of Messrs. William Scott Marshall, Sterling Klein and Thomas Herdman.

SUBSEQUENT EVENTS:

On March 8, 2007 PrimeGen Energy, Inc. announced that it has renewed discussions with us in respect to the Company's plans to acquire Fidelis Energy, Inc.'s 35% working interest in the North Franklin Gas Field located in Sacramento California. In this regard, Fidelis has renewed PrimeGen's negotiating period for a further 6-months beginning February 15, 2007.

RESULTS OF OPERATIONS

Revenue

Revenue increased to $1,971,262 in 2006 from $1,395,849 in 2005. This increase is a result of our property at the North Franklin developing from two producing wells at the beginning of 2006 to four producing wells at December 31, 2006.

Cost of Revenue

The Company recorded cost of revenue of $572,077 during the year ended December 31, 2006 and $231,508 during the year ended December 31, 2005. This increase is reflective of the increased activity and costs with producing wells. Other costs of revenue for the year include production royalties of $147,845, depletion expenses of 320,746 and dry hole costs written-off of $87,857.

General and Administrative expenses

General and administrative expenses consist primarily of Accounting, Legal, depreciation and selling and marketing expenses. The general and administrative expenses for the year are $314,631. This increase over 2005 is reflective of increased operations of our company.

Consulting Salaries and Directors fees of $2,589,019 for 2006 consisted mostly of a non cash amount of $1,400,000 in stock issuance that represented the majority of the increase over $127,354 for 2005.

 We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will may rely on equity financing to support its business.

Interest expense

Interest expense increased materially for the year ended December 31, 2006 with $828,262 compared to $134,772 for the year ended December 31, 2005. This is reflective of the Credit Line Note payable and the convertible debenture in 2005. Interest expense for 2006 also includes $600,000 of liquidated damages on the convertible debt.

Loss per share and net loss

The Company ended the year with a net loss of ($2,296,793) in 2006, compared to ($2,843,079) in 2005. The net loss position for 2006 includes a non cash expense of $1,400,000 in stock issued for expenses and a non cash derivative valuation gain of $920,449, and reflects a ($0.01) per share loss compared to the 2005 per share loss of ($0.03). The net loss position for 2005 includes a non cash derivative valuation loss of $2,503,507.

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

In summary, the Company now has sufficient liquidity and capital resources to operate profitably due to the sale of gas from the tie-ins of the Archer-Whitney #1, Archer-Wildlands #1, Archer F-1 and Archer Tsakopolous gas wells in 2006. However due to the current default with Cornell Capital the North Franklin asset may have to be sold and this would impair the companies liquidity and ability to operate profitably.

The Company recorded a net loss from operations of $2,296,793 for the year ended December 31, 2006 compared to a net loss of $2,843,079 for the year ended December 31, 2005. Decrease in the net loss is attributable mainly to a non cash derivative valuation gain of $920,448.

The Company had cash and cash equivalents of $5,919 and working capital deficiency of $(4,331,608) at December 31, 2006. This compares to cash and cash equivalents of $232,758 and working capital of $205,672 at December 31, 2005.

During the year ended December 31, 2006, the Company used cash of $142,794 in operating activities compared to using $823,995 in the prior year. As at December 31, 2006 the company had an outstanding receivable of $390,135.

Net cash used by investing activities was $538,313 for the year ended December 31, 2006 as compared to cash used of $820,575 for the year ended December 31, 2005. Cash used in investing activities includes cash used for acquisition of fixed assets and cash used in acquiring and developing oil and gas properties.

Net cash provided by financing activities was $454,268 in 2006, which compares to $1,877,328 in 2005. During the year ended December 31, 2005, $1,250,000 in convertible debentures were granted by Cornell Capital Partners LLP and there was an increase of the credit line of $568,167.

The auditors' report on the Company's December 31, 2006 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The fair value of all financial instruments at December 31, 2006 is not materially different from their carrying value.

To December 31, 2006, substantially all revenues are incurred In United States dollars and cash costs have been realized in both United States dollars and as such, are not subject to material foreign currency exchange rate risk. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between other foreign currencies and our reporting currency, the United States dollar.

ITEM 8.  FINANCIAL STATEMENTS

Our  financial   statements  and  supplementary   data  are  included  beginning
immediately preceding the signature page to this report. See Item 15 for a list of the financial statements and financial statement schedules included.

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

         (b) Changes in Internal Controls

Based on his evaluation as of December 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures. Management expects to be in compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act prior to the required compliance date in 2007.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The following table contains information regarding the members of the Board of Directors and the Executive of the Company as of the Record
           Date:

Name                Age            Position(s)
------------------ --------------- ---------------------------------------------
William Marshall     47            President, CEO and Director
------------------ --------------- ---------------------------------------------
Sterling Klein       42            CFO/Secretary/Treasurer and Director
------------------ --------------- ---------------------------------------------
Gordon A. Samson     48            Director (Resigned June 30, 2006)
------------------ --------------- ---------------------------------------------
Glen Harder          47            Director  (Resigned June 30, 2006)
------------------ --------------- ---------------------------------------------
Thomas Herdman       46            Director
------------------ --------------- ---------------------------------------------

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

         MR. GORDON A. SAMSON, DIRECTOR

         Gordon Samson was appointed to his positions on February 1, 2006 and devotes approximately 20% of his time to the Company. Mr. Samson is an accredited accountant with approximately 20 years of experience in the financial arena including positions with Canada Customs and Revenue Agency ("CRA") (formerly Revenue Canada); a major Canadian institution as a senior banker; a regional, full service brokerage house; Chief Financial Officer and Chief Executive Officer positions in both the US and Canada serving as a director of a number of public corporations as well as being a member of various audit committees. Mr. Samson has further served as a consultant, performing due diligence for acquisitions and other corporate transactions for various reporting companies. Mr. Samson's background spans both resource and technology firms. GORDON SAMSON RESIGNED FROM THE BOARD ON JUNE 30, 2006.

         MR. GLEN HARDER, DIRECTOR

         Mr. Harder was appointed to his position on February 1, 2006 and devotes approximately 20% of his time to the Company. Mr. Harder is a senior securities and corporate finance lawyer with approximately 20 years of experience in, among other things, structuring and capitalizing early stage corporations, acquisitions, mergers, takeovers, arrangements, corporate governance issues and public and private debt or equity financing transactions. Mr. Harder's law practice is presently focused on the natural resource sector - primarily oil and gas exploration and production. He currently represents reporting companies in both the United States and Canada. GLEN HARDER RESIGNED FROM THE BOARD ON JUNE 30, 2006.

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

         COMMITTEES OF THE BOARD OF DIRECTORS

         It is intended that Messrs. Samson(resigned June 30, 2006), Harder(resigned June 30, 2006) and Klein will serve on the Company's s audit committee. The audit committee reports to the Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audit, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 2006, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners have complied with all Section 16(a) filing requirements timely

         ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE.
         The following summary compensation table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2006, 2005, 2004 and 2003. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

         Officers Compensation table for 2006
     ---------------- -------- --------- --------- --------- --------- ---------- ------------ ---------- --------------
          Name         Year     Salary    Bonus     Stock     Option     Non-      Change in      All         Total
           and                   ($)       ($)      Awards    Awards    Equity      Pension      Other         ($)
        Principal                                    ($)       ($)     Incentive   Value and    Compen-
        Position                                                         Plan      Nonquali-    sation
                                                   (S8
                                                    stock)              Compen-      fied         ($)
                                                                        sation     Deferred
                                                                          ($)      Compensa-
                                                                                     tion
                                                                                   Earnings
                                                                                      ($)
           (a)          (b)       (C)        (d)       (e)       (f)        (g)         (h)         (i)          (j)
     ---------------- -------- --------- --------- --------- --------- ---------- ------------ ---------- --------------
     Scott Marshall      2006   226,000             350,000         0          0            0          0        576,000
     President, CEO      2005    47,000                                                                          47,000
     & Director          2004
                         2003
     ---------------- -------- --------- --------- --------- --------- ---------- ------------ ---------- --------------

     ---------------- -------- --------- --------- --------- --------- ---------- ------------ ---------- --------------
     Sterling Klein      2006   141,000             140,000         0          0            0          0        281,000
     Chief Financial     2005    76,000                                                                          76,000
     Officer &
     Director            2004
                         2003
     ---------------- -------- --------- --------- --------- --------- ---------- ------------ ---------- --------------

         Compensation table for Current Directors 2006
----------------- ---------- --------- --------- -------------- --------------- -------------- ---------
      Name          Fees      Stock     Option    Non-Equity      Change in       All other     Total
                                    Incentive
                   Earned     Awards    Awards       Plan          Pension      Compensation     ($)
                     or        ($)       ($)     Compensation     Value and          ($)
                   Paid in                            ($)        Nonqualified
                             (S8
                    Cash      Stock)                               Deferred
                     ($)                                         Compensation
                                                                   Earnings
      (a)            (b)        (C)        (d)          (e)            (f)             (g)         (h)
----------------- ---------- --------- --------- -------------- --------------- -------------- ---------
Tom Herdman          98,365   140,000                                                           238,365
Glen Harder                   280,000                                                           280,000
Gordon Samson        24,000   210,000                                                           234,000
----------------- ---------- --------- --------- -------------- --------------- -------------- ---------


         Compensation table for previous Directors, now resigned.
------------- --------------------------------------------- -----------------------------------------------------------
                          ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
                                                            RESTRICTED
                                   OTHER STOCK
                                                ACCRUED     AWARDS                             LTIP         ALL OTHER
NAME &          YEAR     SALARY     BONUS    COMPENSATION   IN SHARES           OPTIONS/SARS   PAYOUTS   COMPENSATION
PRINCIPAL
POSITION
Dan Hodges        2005         --        --             --         --                     --         --             --
                  2004   110,056-        --             --         --                     --         --             --
                  2003         --        --             --         --                     --         --             --
Frank
Anjakos           2005         --        --             --         --                     --         --             --
                  2004     81,333                             250,000
                  2003     18,000        --             --                                --         --             --
James
Marshall          2005         --        --             --         --                     --         --             --
                  2004     29,000        --             --    250,000                     --         --             --
                  2003
Julianne
Degrendele        2005         --        --             --         --                     --         --             --
                  2004     53,167        --             --    250,000                     --         --             --
                  2003         --        --             --         --                     --         --             --
Jeff Paro         2005         --        --             --         --                     --         --             --
                  2004     28,000        --             --    250,000                     --         --             --
                  2003         --        --             --         --                     --         --             --
Robert
Hadley            2005         --        --             --         --                     --         --             --
                  2004     28,000        --             --    250,000                     --         --             --
                  2003         --        --             --         --                     --         --             --
------------- --------- ---------- --------- -------------- ---------- -------- ------------- ---------- --------------

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

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information about the beneficial ownership of our common stock as of December 31, 2006, for:

         (i) each person who beneficially owns more than five percent of the common stock;

         (ii)     each of our directors;

         (iii) the named executive officers; and (iv) all directors and executive officers as a group.

------------- ---------------------------------- ---------------------------- -------------
TITLE OF      NAME AND ADDRESS OF BENEFICIAL     AMOUNT AND NATURE OF         PERCENT OF
CLASS         OWNER                              BENEFICIAL OWNERSHIP         CLASS (1)
------------- ---------------------------------- ---------------------------- -------------
Common Stock  TMC Capital Trust       2720 -                      20,584,000        12.34%
              200 Granville St.  Vancouver,
              B.C. Canada Thomas Herdman, Trustee for William Marshall
------------- ---------------------------------- ---------------------------- -------------
Common Stock  SNK Capital Trust                                   20,584,000        12.34%
-------------                                    ---------------------------- -------------
              P.O. Box N-8198
-------------                                    ---------------------------- -------------
              Nassau, Bahamas
-------------                                    ---------------------------- -------------
              Gaye Knowles, Trustee
-------------                                    ---------------------------- -------------
              for Sak Narwal
------------- ---------------------------------- ---------------------------- -------------
Common Stock  Sterling Klein                                         716,667         0.43%
-------------                                    ---------------------------- -------------
              6421 Chaucer Place Burnaby,
              B.C.  Canada
------------- ---------------------------------- ---------------------------- -------------
Common Stock  All Officers and Directors as a                     21,300,667        12.77%
              group
------------- ---------------------------------- ---------------------------- -------------
Total                                                             41,884,667        25.11%
------------- ---------------------------------- ---------------------------- -------------

(1) BASED UPON 166,834,354 SHARES OF COMMON STOCK OUTSTANDING AT THE DATE OF THIS REPORT.


ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 6 percent. As of December 31, 2006 and December 31, 2005, the Company owed $6,309 and $3,130, respectively, relating to these notes.

On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 4.22% has been imputed on the loan. As of December 31, 2006 and 2005, the Company owes $63,340 and $114,147 on this loan.

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

On April 2, 2004, the Company borrowed $305,000 from a related party for direct payment on oil and gas properties. The loan had an original due date of April 2, 2005 and bears interest of 5%. The note has been extended indefinitely. At December 31, 2006, and 2005, the Company owed $288,655 and $332,703, respectively, on this loan.

On April 6, 2006, the Company borrowed $165,000 from a related party for general working capital and project development purposes. The loan has a one year term and bears interest of 5%. At December 31, 2006 and 2005, the Company owed $66,423 and $0, respectively, on this loan.

On June 30, 2006, $300,000 was put In-Trust with the Company from a working partner. The Company demanded and it was agreed that these funds be put In-Trust to ensure that the North Franklin development program would continue as planned. At December 31, 2006, $15,000 was due to the working partner.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2006 and December 31, 2005:

         SERVICES                 2006             2005
         Audit fees               30,719           29,880
         Audit related fees       -                -
         Tax fees                 -                200
         All other fees           -                -

         Total fees               30,719           30,080

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

The Audit Committee pre-approved 100% of the Company's 2006 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission's final pre-approval rules.

PART IV

Item 15. Exhibits and Reports on 8-K

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

1.   FINANCIAL STATEMENTS                                                   PAGE

Report of Robison, Hill & Co., Independent Registered Public Accountants.....F-1
Balance Sheets
     December 31, 2006, and 2005.............................................F-3
Statements of Operations
     For the Years Ended December 31, 2006, and 2005.........................F-5
Statement of Stockholders' Equity
     For the Years Ended December 31, 2006, and 2005.........................F-6
Statements of Cash Flows
     For the Years Ended December 31, 2006, and 2005.........................F-7
Notes to Financial Statements................................................F-9

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

                              FIDELIS ENERGY, INC.

                                       -:-

                    INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS'
                                     REPORT

                           DECEMBER 31, 2006 AND 2005

                                TABLE OF CONTENTS


                                                                        Page

Report of Independent Registered Public Accountants.......................F-1

Balance Sheets
   December 31, 2006 and 2005.............................................F-3

Statements of Operations
   For the Years Ended December 31, 2006 and 2005.........................F-5

Statement of Stockholders' Equity
   For the Years Ended December 31, 2006 and 2005 ........................F-6

Statements of Cash Flows
   For the Years Ended December 31, 2006 and 2005.........................F-7

Notes to the Financial Statements.........................................F-9

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Fidelis Energy, Inc.

         We have audited the accompanying balance sheets of Fidelis Energy, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelis Energy, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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




                                                     /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
March 29, 2007

                              FIDELIS ENERGY, INC.
                                 BALANCE SHEETS


                                                                     December 31,
ASSETS                                                          2006               2005
                                                         ------------------  -----------------
Current Assets
  Cash                                                   $            5,919  $         232,758
  Accounts receivable                                               390,135            457,865
  Other receivable                                                  176,661            246,667
                                                         ------------------  -----------------

     Total Current Assets                                           572,715            937,290
                                                         ------------------  -----------------

Oil and Gas Properties, Using Successful Efforts Method
  Oil and Gas Leases                                                      -            812,723
  Oil and Gas Exploration Costs                                   2,445,408          1,549,150
   Less: Depletion                                                 (444,883)          (124,137)
                                                         ------------------  -----------------

     Total Oil and Gas Properties                                 2,000,525          2,237,736
                                                         ------------------  -----------------

Other Assets
   Prepaid                                                            5,173              5,173
   Property and Equipment - net                                      50,723             51,924
                                                         ------------------  -----------------

     Total Other Assets                                              55,896             57,097
                                                         ------------------  -----------------

     Total Assets                                        $        2,629,136  $       3,232,102
                                                         ==================  =================

                               FIDELIS ENERGY, INC
                                 BALANCE SHEETS
                                   (Continued)


                                                                                         December 31,
                                                                                   2006                 2005
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $           109,396  $           21,756
  Accrued Liabilities                                                                    35,146             136,063
  Notes Payable                                                                         352,884             424,390
  Related Party Note                                                                    433,418             146,279
 Shareholder Loan                                                                         6,309               3,130
 Credit Line Note Payable - current portion                                             868,006                   -
 Convertible Debenture - current portion                                              3,099,164                   -
                                                                            -------------------  ------------------

     Total Current Liabilities                                                        4,904,323             731,618
                                                                            -------------------  ------------------

Long-Term Liabilities
  Asset Retirement Obligation                                                            60,000             285,000
  Credit Line Note Payable                                                                    -           1,790,501
  Convertible Debenture                                                                       -           1,256,678
  Derivative Liability                                                                1,583,058           2,503,507
                                                                            -------------------  ------------------

     Total Long-Term Liabilities                                                      1,643,058           5,835,686
                                                                            -------------------  ------------------

      Total Liabilities                                                               6,547,381           6,567,304
                                                                            -------------------  ------------------


Stockholders' Equity
  Common Stock (Par Value  $.001),  100,000,000  shares  authorized.  issued and
    166,834,354  shares  outstanding at December 31, 2006 and 148,584,354 issued and outstanding
    at  December 31, 2005                                                               166,834             148,584
 Treasury Stock issued 54,000,000 at December 31, 2006
    and December 31, 2005                                                           (10,800,000)        (10,800,000)
  Paid in Capital in Excess of Par Value                                             12,802,084          11,106,584
  Retained Deficit                                                                   (6,087,163)         (3,790,370)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                      (3,918,245)         (3,335,202)
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         2,629,136  $        3,232,102
                                                                            ===================  ==================

   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF OPERATIONS


                                                   For the Years Ended
                                                      December 31,
                                                 2006               2005
                                          ------------------  -----------------
Production Income                         $        1,971,262  $       1,395,849
Cost of Operations                                   572,077            231,508
                                          ------------------  -----------------
   Gross Profit                                    1,399,185          1,164,341

Expenses
  Exploration costs, including dry holes              87,857            270,962
  Corporate Finance Fees                             250,000            257,500
  Consulting                                       2,589,019            127,354
  Depletion and amortization                          18,256            124,137
  General and Administrative                         314,631            278,159
  Legal and Professional                             181,543            136,063
  Salaries and Directors fees                              -            119,798
  Selling and Marketing                              134,156                  -
                                          ------------------  -----------------
     Total Expenses                                3,575,462          1,313,973
                                          ------------------  -----------------

Other Income ( Expense)
   Derivative Valuation Gain (Loss)                  920,449         (2,503,507)
   Interest Expense                                 (828,262)          (134,772)
   Gain/Loss on sale of assets                      (212,703)           (55,168)
                                          ------------------  -----------------
      Total Other Income (Expense)                  (120,516)        (2,693,447)
                                          ------------------  -----------------

Net Income (Loss)                         $       (2,296,793) $      (2,843,079)
                                          ==================  =================

Income (Loss) per Share
  Loss from Operations                    $           (0.01)  $          (0.03)
                                          ==================  =================

Weighted Average Shares Outstanding              156,864,316        101,076,187
                                          ==================  =================




   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                  Paid in
                                                                                 Capital in
                                                  Common Stock                   Excess of            Treasury           Retained
                                           --------------------------------
                                           Shares              Amount            Par Value             Stock              Deficit
                                           ------------   -----------------  ------------------  ---------------  -----------------
Balance at December 31, 2004                 95,584,354   $          94,584  $          360,584  $             -  $        (947,291)

November 17, 2005 - Treasury
  Stock @ $0.20                              54,000,000              54,000          10,746,000      (10,800,000)                 -

Net Income (Loss)                                     -                   -                   -                -         (2,843,079)
                                           ------------   -----------------  ------------------  ---------------  -----------------

Balance at December 31, 2005                148,584,354             148,584          11,106,584      (10,800,000)        (3,790,370)

March 2006 - Shares issued for
   Consulting services                          750,000                 750             168,000                -                  -
April 2006 - Shares issued for services of
   Officers and directors                    10,000,000              10,000           1,390,000                -                  -
October 2006 - Shares issued for
   Convertible debt                           1,562,500               1,563              48,437                -                  -
November 2006 - Shares issued for
   Convertible debt                           5,937,500               5,937              89,063                -                  -

Net Income (Loss)                                     -                   -                   -                -         (2,296,793)
                                           ------------   -----------------  ------------------  ---------------  -----------------

Balance at December 31, 2006                166,834,354   $         166,834  $       12,802,084  $   (10,800,000) $      (6,087,163)
                                           ============   =================  ==================  ===============  =================

   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF CASH FLOWS


                                                            For the Years Ended
                                                                 December 31,
                                                          2006                 2005
                                                    ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $       (2,296,793) $     (2,843,079)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation, Amortization and Depletion                    339,002           144,298
   Common stock issued for expenses                          1,568,750                 -
   (Gain) loss on disposal of assets                           212,702            55,168
   Derivative valuation gain (loss)                           (920,449)        2,503,507
   Accredited to convertible debenture
   Asset retirement obligation                                       -
(Increase) decrease in accounts receivable                     137,736          (704,532)
(Increase) decrease in other receivable                              -
Increase (decrease) in accounts payable                         87,639           (60,547)
Increase (decrease) in accrued liabilities                    (100,917)           74,512
Increase (decrease) in accrued interest                        829,536             6,678
                                                    ------------------  ----------------
Net cash used in operating activities                         (142,794)         (823,995)
                                                    ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition/Sale of equipment, net                             (17,055)          (28,894)
Proceeds from sale of oil & gas property                       360,000                 -
Oil & Gas exploration costs                                   (881,258)         (791,681)
                                                    ------------------  ----------------
Net cash used by investing activities                         (538,313)         (820,575)
                                                    ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures                         1,250,000         1,250,000
Proceeds from credit line                                            -           568,167
Proceeds from note payable                                     430,000            59,101
Proceeds from related party loan                                     -                 -
Proceeds from shareholder loan                                   3,000               142
Overdrawn cash                                                       -               (82)
Payment on credit line                                        (980,000)                -
Payment on related party loan                                 (144,732)                -
Payment on notes payable                                      (104,000)                -
                                                    ------------------  ----------------
Net Cash Provided by Financing  Activities                     454,268         1,877,328
                                                    ------------------  ----------------

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)




                                              For the Year Ended
                                                 December 31,
                                          2006                   2005
                                     ------------------  -----------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                  (226,839)           232,758
Cash and Cash Equivalents at
   Beginning of the Period                      232,758                  -
                                     ------------------  -----------------
Cash and Cash Equivalents at
   End of the Period                 $            5,919  $         232,758
                                     ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                             $                   $               -
Income Taxes                         $              800  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         On October 25, 2006, the Company issued 1,562,500 shares of common stock in exchange for convertible debt of $50,000.

         On November 29, 2006, the Company issued 5,937,500 shares of common stock in exchange for convertible debt of $95,000.












                    The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has a retained deficit of approximately $6,000,000, and is in default of the November 18,2005 terms of its convertible debenture. As of December 31, 2006, the Company does not have sufficient cash flow to repay the original offering amount in cash. Liquidated damages of 2% per month of the amount of the debentures is currently being accrued. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is evaluating alternatives to repay the convertible debenture.

         As of December 31, 2006, the Company's cash flow from operations did not exceed its general and administrative and other operational expenses. In order to ensure sufficient capital was available, the Company arranged several small interim loans. The Company is also actively looking at competitive finance sources that could assist in accelerating the continuing exploration program and oil and gas operations.

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

         Nature of Business

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

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

2.         SIGNIFICANT ACCOUNTING POLICIES

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

                  Depreciation expense for the year ended December 31, 2006 and 2005 was $18,256 and $20,161, respectively.

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                  Total depletion expense for the year ended December 31, 2006 and 2005 was $320,746 and $124,137, respectively.

         (G)      ASSET RETIREMENT OBLIGATIONS

                  In the fourth quarter 2005, we adopted FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations" ("FIN 47"), an interpretation of FASB Statement No. 143, "Asset Retirement Obligations" ("SFAS 143"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. For existing contingent asset retirement obligations which are determined to be recognizable under FIN 47, at December 31, 2005, the company had recognized an estimated obligation of $285,000 for potential plugging, abandonment and/or remedial costs of our operations. In the second quarter of 2006, the Company reduced the obligation by $240,000, which was applicable to the sale of the Comanche Point property. During the fourth quarter of 2006, the Company recognized an additional $15,000 in its estimated obligation due to the opening of a fourth gas well at the North Franklin property. At December 31, 2006 and 2005, the total asset retirement obligation recognized was $285,000 and $60,000, respectively.

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         (K)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

3.       CONCENTRATIONS

                  At December 31, 2006, approximately 100% of the Company's revenues come from four gas wells in California. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

4.        INCOME TAXES

         As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $4,284,001 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                                             2006                2005
                                      ------------------- -------------------
               Net Operating Losses   $         642,600   $         160,014
               Valuation Allowance
                                               (642,600)           (160,014)
                                      ------------------- -------------------
                                      $                -  $               -
                                      =================== ===================

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

4.       INCOME TAXES (continued)

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                                         2006                2005
                                                                  ------------------- -------------------
              Provision (Benefit) at US Statutory Rate            $         482,586   $         59,125
              Increase (Decrease) in Valuation Allowance
                                                                           (482,586)           (59,125)
                                                                  ------------------- -------------------
                                                                  $               -   $              -
                                                                  =================== ===================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

5.        NOTES PAYABLE

         On November 17, 2003, the Company repurchased 25,232,000 shares of its common stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. The loan due date has been extended and principal and interest are due on demand. At December 31, 2006, and December 31, 2005, the Company owed $96,959 and $91,687 on this loan.

         Pursuant to a promissory note dated July 10, 2006, the Company borrowed $250,000 from a third party for a one year term at 5% interest. At December 31, 2006, and December 31, 2005, the Company owed $255,925 and $0, respectively, on this loan.

6.       SHAREHOLDER LOAN

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 6 percent. At December 31, 2006, and December 31, 2005, the Company owed $6,309 and $3,130, respectively, relating to these notes.

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

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

7.       CREDIT LINE NOTE PAYABLE (continued)

         On November 15, 2005, we entered into a replacement promissory note in the amount of $2,050,000 with Chunuk Financial Corp., which replaces the variable rate convertible credit line agreement we entered into with Chunuk on October 24, 2004 in the principal amount of up to $5,000,000. This note is due November 15, 2007. At December 31, 2006, and December 31, 2005, $868,006 and $1,790,501, respectively, was outstanding including accrued interest amounts.

8.       CONVERTIBLE DEBENTURE

         On November 18, 2005, we entered into a securities purchase agreement with Cornell Capital for an aggregate purchase price of $2,500,000, of which we have issued (i) a $1,250,000 secured convertible debenture, due on November 18, 2008, convertible into shares of our common stock, par value $0.001, and (ii) a warrant to purchase an aggregate of 9,000,000 additional shares of our common stock at an exercise price of $0.2708 per share exercisable until November 18, 2010. An additional $1,250,000 secured convertible debenture was issued on January 19, 2006, due January 19, 2009, just prior to the filing of a registration statement. At December 31, 2006, and 2005, $3,099,164 and $1,256,678,
         respectively, was the debenture loan outstanding including accrued interest.

         Under Section 2(b) of the Registration Rights Agreement, Fidelis was to have the registration statement declared effective no later than June 26, 2006. As the initial registration statement is not yet effective Fidelis has triggered a second Event of Default for its violation of
         Section 2(b) of the Investor Registration Rights Agreement. Fidelis has received a demand letter from Cornell Capital demanding repayment in full of the outstanding principal balance ($2,500,000), accrued interest, and liquidated damages of 2% for each 30 days period after the Scheduled Filing deadline or the Scheduled Effective Date. Fidelis is actively in the process of negotiating a settlement with Cornell Capital. This settlement may include the sale of the North Franklin asset to pay off the debt with Cornell Capital

         The secured convertible debenture is convertible into shares of our common stock at any time by dividing the dollar amount being converted by the lower of $0.2708 or 80% of the lowest volume weighted average trading price per share of our common stock for five trading days immediately preceding the conversion date. During the fourth quarter, $145,000 of the convertible debenture was converted to common stock. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 5% per annum. At December 31, 2006, and 2005, $137,486 and $6,678, respectively, was charged as an interest expense. At December 31, 2006, $600,000 had been accrued as liquidated damages on the convertible debentures, since the registration statement has not been made effective. Liquidated damages accrue at 2% per month on the outstanding amount of the convertible debenture.

         The Warrant's to purchase 9,000,000 of the Company's common stock will expire on November 21, 2010. The exercise price of the warrant is $0.2708 and an exercise period of five years. The Company accounts for the fair value of these outstanding warrants to purchase common stock and the conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes.

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

8.       CONVERTIBLE DEBENTURE (continued)

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

         The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "derivative valuation gain (loss)".

         In addition 1,823,190 warrants have been issued to H.C Wainwright and First SB Inc. respectively, each exercisable at $0.30 with terms of 5 years from November 28, 2005.

         For 2005, the value of the conversion feature and warrants was calculated using the Black-Scholes method as of December 31, 2005 based on the following assumptions: an average risk free rate of 3.25; a dividend yield of 0.00%; and an average volatility factor of the expected market price of the Company's common stock of 976%. The market value of the common stock at December 31, 2005 was $.14 per share. At December 31, 2005, the derivative liability was $2,503,507 and the loss on derivative valuation was $2,503,507.

         For 2006, the value of the conversion feature and warrants was calculated using the Black-Scholes method as of December 31, 2006 based on the following assumptions: an average risk free rate of 4.85; a dividend yield of 0.00%; and an average volatility factor of the expected market price of the Company's common stock of 120.4%. The market value of the common stock at December 31, 2006 was $.02 per share. At December 31, 2006, the derivative liability was $1,583,058 and the gain on derivative valuation was $920,448.

9.       COMMITMENTS

         On January 1, 2006, the Company relocated its executive offices to 9595 Wishire Blvd., Ste. 900, Beverly Hills, CA 90212-2509. The Company rents this shared office facility on a month-to-month basis for $2,400 per month for all services. On December 1, 2006, the Company entered into a Business Identity Plan (BIP) for $300 per month at the same address. This agreement replaces the previous month-to-month lease.

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

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 6% has been imputed on the loan. At December 31, 2006 and 2005, respectively, the Company owes $63,340 and $114,147 on this loan.

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

10.      RELATED PARTY TRANSACTIONS (continued)

         On April 2, 2004, the Company borrowed $305,000 from a related party for direct payment on oil and gas properties. The loan had an original due date of April 2, 2005 and bears interest of 5%. The note has been extended indefinitely. At December 31, 2006, and 2005, the Company owed $288,655 and $332,703, respectively, on this loan.

         On April 6, 2006, the Company borrowed $165,000 from a related party for general working capital and project development purposes. The loan has a one year term and bears interest of 5%. At December 31, 2006 and 2005, the Company owed $66,423 and $0, respectively, on this loan.

         On June 30, 2006, $300,000 was put In-Trust with the Company from a working partner. The Company demanded and it was agreed that these funds be put In-Trust to ensure that the North Franklin development program would continue as planned. At December 31, 2006, $15,000 was due to the working partner.

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

         On March 27, 2006, the Company issued 750,000 shares of common stock for consulting services. The shares were valued at $.225 per share.

         Pursuant to this stock issuance, the Company recognized $168,750 in consulting expense. Pursuant to consulting agreements dated April 7, 2006, all of the directors and several affiliates of the Company were issued a total of 10,000,000 shares of common stock. A Form S8 was filed in relation to each share issuance on April 13, 2006. The shares issued on May 8, 2006, under the agreement and resold under the Form S-8 will be subject to the volume restrictions contained in Rule 144(e) promulgated under the Securities Act of 1933, as amended. The shares were valued at $.14 per share. Pursuant to this stock issuance, the Company recognized expense of $1,400,000.

         On October 25, 2006, the Company issued 1,562,500 shares of common stock in exchange for convertible debentures of $50,000. The shares were valued at $.032 per share pursuant to the debt agreements. On November 29, 2006, the Company issued 5,937,500 shares of common stock in exchange for convertible debentures of $95,000. The shares were valued at $.016 per share pursuant to the debt agreements.

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

         The following table sets forth the options and warrants outstanding as of December 31, 2006 and 2005 :

                                                                   December 31,           December 31,
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
                                                               ===================     ==================

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

13.       OIL AND GAS ACTIVITIES

         As of December 31, 2006 and 2005, the Company had revenues of $47,033 and $135,373 from the Comanche Point property. The Company sold the Comanche Point Property on March 1, 2006.

         In March of 2005, the Company received final approval to complete the tie in of the pipeline for the first North Franklin Gas Well in California. The Well has been in production since June, 2005. Also, a second well at the North Franklin, the Archer-Wildlands #1 well was completed and has been in production since August, 2005. On May 15, 2006, the Company's third gas well, the "Archer F-1", was successfully perforated, completed and tied-in to the pipeline from the Winters sands and began commercial gas production at North Franklin. For the years ended December 31, 2006 and 2005, the Company had revenues of $1,924,229 and $1,260,476 from the North Franklin property.

         The following tables summarize the amount of revenues and depletion for the years ended December 31, 2006, 2005 and 2004, and also the total capitalized costs for each property at December 31, 2006, 2005 and 2004.

--------------------------------- ------------ ------------- -------------------------- --------------- --------------------
Property                          Reserve                             Revenue                                Depletion
--------------------------------- ------------ ------------- -------------------------- --------------- --------------------
                                                   2006         2005          2004           2006           2005      2004
Comanche PT                       Proved            $47,033     $135,373       $15,013         $     -       $     -  $
                                                                                                                      -
North Franklin                    Proved       $1,924,229     $1,260,476             -        $320,746      $124,137      -
Kansas                            Unproved                                           -               -                    -
                                               -             -                                          -
Hidalgo                           Expensed                             -             -               -             -      -
                                               -
--------------------------------- ------------ ------------- ------------ ------------- --------------- ------------- ------
Totals                                         $1,971,262    $1,395,849   $15,013       $320,746        $124,137      $0
--------------------------------- ------------ ------------- ------------ ------------- --------------- ------------- ------
Property                          Reserve                        Capitalized Costs                      Dry Hole
--------------------------------- ------------ ------------- -------------------------- --------------- ------------- ------
                                                   2006         2005          2004           2006           2005      2004
Comanche PT                       Proved                        $812,703      $516,526        $         $
                                               $                                              -         -
                                               -                                                                       $  -
North Franklin                    Proved       $2,445,408     $1,481,293      $768,645               -             -
Kansas                            Unproved          $20,000      $67,857                     ($87,857)             -
                                                                          -
Hidalgo                           Expensed                             -            -               -     ($270,962)
                                               -                                                                      -
--------------------------------- ------------ ------------- ------------ ------------- --------------- ------------- ------
Totals                                           $2,445,408   $2,361,853    $1,285,171       ($87,857)    ($270,962)     $0
--------------------------------- ------------ ------------- ------------ ------------- --------------- ------------- ------

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

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

13.      OIL AND GAS ACTIVITIES (continued)

                     Summary of Company Reserves (Unaudited)
------------------------- --------------------------- ------------- ----------------------------- ----- ---------------------------
                                     OIL                                     SALES GAS                             NGL
Proved Developed                     MSTB                                      MMscf                              Mbbls
------------------------- --------------------------- ------------- ----------------------------- ----- ---------------------------
                             Gross          Net                         Gross           Net                Gross          Net
------------------------- ------------- ------------- ------------- -------------- -------------- ----- ------------- -------------
North Franklin                 -             -                           855            688                  -             -
------------------------- ------------- ------------- ------------- -------------- -------------- ----- ------------- -------------

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

                                 (Unaudited)     2006                2005

Future Cash inflows                           2,475,490           2,280,000
Future production and development costs       (201,446)           (192,000)
Future income tax expenses                            -                   -
Future net cash flows                         2,274,044           2,088,000
Less effect of a 10% discount factor          (227,404)           (208,800)
Discounted future net cash flows              2,046,640           1,879,200

 Principal sources of changes in standardized measure of discounted future net cash flows

                                                                   (Unaudited)             (Unaudited)
                                                                       2006                    2005
Discounted present value as at beginning of year                     $2,286,000               2,039,606
Sales and transfers of oil and gas, net of production costs         (1,410,000)             (1,200,000)
Changes in future development costs                                      52,000                  44,000
Extensions and discoveries and revisions, net of future production      523,440                 481,454
and development costs
Net change in price and production costs                                441,000                 396,550
Change in estimated net profit payments                                 130,000                  96,000
Accretion of discount                                                    24,200                  21,590
Standardized measure, end of period                                   2,046,640               1,879,200

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

13.      OIL AND GAS ACTIVITIES (continued)

-------------------------------------------------------------------------------
Costs incurred in Oil and Gas Acquisition, Exploration and Development
-------------------------------------------------------------------------------
                                 (Unaudited)     (Unaudited)       (Unaudited)
------------------------------ -------------- --------------- -----------------
                                        2006            2005              2004
Development costs                 $1,217,463      $1,008,824          $211,526
Exploration costs                          -         270,962                -
Acquisition costs
           Proved                                          -           768,645
                               -
           Unproved                   20,000          67,857           305,000
------------------------------ -------------- --------------- -----------------
Total                             $1,237,463      $1,347,643        $1,285,171
------------------------------ -------------- --------------- -----------------


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

         On October 3 2006, the Company announced that PrimeGen Energy Corp. would not be acquiring the 35% working interest in the North Franklin Project owned by Company at this time. PrimeGen, however, continues to maintain a right of first refusal on the acquisition of the Company's interest for a period of 24-weeks from August 24, 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIDELIS ENERGY INC.

         Dated:   April 2, 2007        Per:     /s/ William Marshall
                                       ------------------------------------
                                       William Marshall, CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

             /s/ William Marshall
         ------------------------------------
         William Marshall, CEO and Director



         /s/ Sterling Klein
         ------------------------------------
         Sterling Klein, CFO and Director



         /s/ Tom Herdman
         ------------------------------------
         Tom Herdman
         Director