Form 10QSB
period 2007-03-31
FIDELIS ENERGY INC
filed 2007-05-10
CIK 1157723

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ------------ TO ------------

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

                                 (310) 300-4062
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: MARCH 31, 2007 166,834,354


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES []; NO [X]

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [ X ]

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                              FIDELIS ENERGY, INC.
                                 BALANCE SHEETS


                                                           (Unaudited)
                                                            March 31,        December 31,
                                                              2007               2006
                                                       ------------------ ------------------

ASSETS
Current Assets
   Cash                                                $            4,455 $            5,919
   Accounts receivable                                            336,027            390,135
   Other receivable                                               114,045            176,661
                                                       ------------------ ------------------
       Total Current Assets                                       454,527            572,715
                                                       ------------------ ------------------

Oil & Gas Properties, Using Successful Efforts Method
   Oil & Gas Exploration Costs                                  2,445,408          2,445,408
   Less: Depletion                                               (524,883)          (444,883)
                                                       ------------------ ------------------
       Total Oil & Gas Properties                               1,920,525          2,000,525
                                                       ------------------ ------------------

Other Assets
   Deposits                                                         5,173              5,173
   Property and Equipment - net                                    48,320             50,723
                                                       ------------------ ------------------
       Total Property & Equipment, Net of Depreciation             53,493             55,896
                                                       ------------------ ------------------

TOTAL ASSETS                                           $        2,428,545 $        2,629,136
                                                       ================== ==================

                              FIDELIS ENERGY, INC.
                                 BALANCE SHEETS


                                                                  (Unaudited)
                                                                   March 31,        December 31,
                                                                     2007               2006
                                                              ------------------ ------------------

LIABILITIES
Current Liabilities
   Accounts Payable                                           $           23,859 $          109,396
   Accrued Liabilities                                                   117,071             35,146
   Notes Payable                                                         357,235            352,884
   Related Party Note                                                    208,494            433,418
   Shareholder Loan                                                            -              6,309
   Credit Line Note Payable - current portion                            878,707            868,006
   Convertible Debenture - current portion                             3,285,418          3,099,164
                                                              ------------------ ------------------
       Total Current Liabilities                                       4,870,784          4,904,323
                                                              ------------------ ------------------

Non-Current Liabilities
   Asset Retirement Obligation                                            60,000             60,000
   Derivative Liability                                                1,583,058          1,583,058
                                                              ------------------ ------------------
      Total Non-Current Liabilities                                    1,643,058          1,643,058
                                                              ------------------ ------------------

TOTAL LIABILITIES                                                      6,513,842          6,547,381
                                                              ------------------ ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares, Issued 166,834,354 shares
    at March 31, 2007 and December 31, 2006                              166,834            166,834
  Treasury Stock, 54,000,000 shares at March 31, 2006 and
     December 31, 2005                                               (10,800,000)       (10,800,000)
  Paid-In Capital                                                     12,802,084         12,802,084
  Retained Deficit                                                    (6,254,215)        (6,087,163)
                                                              ------------------ ------------------

TOTAL STOCKHOLDERS' EQUITY                                            (4,085,297)        (3,918,245)
                                                              ------------------ ------------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                   $        2,428,545 $        2,629,136
                                                              ================== ==================


   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF OPERATIONS


                                                       (Unaudited)
                                               For the Three Months Ended
                                                        March 31,
                                                  2007               2006
                                          ------------------  -----------------
Production Income                         $          531,701  $         498,883
Cost of Operations                                   132,822            115,815
                                          ------------------  -----------------
     Gross Profit                                    398,879            383,068
                                          ------------------  -----------------

Expenses:
   Corporate finance fees                                  -            250,000
   Consulting                                        231,021            237,887
   General and administrative                        103,429             98,726
   Selling and marketing                              30,000             41,191
                                          ------------------  -----------------
      Total Operating Expenses                       364,450            627,804
                                          ------------------  -----------------

Other Expense
  Interest                                          (201,481)           (55,393)
                                          ------------------  -----------------

Net Income (Loss)                         $         (167,052) $        (300,129)
                                          ==================  =================

Basic & Diluted Loss                      $                -  $               -
                                          ==================  =================

Weighted Average Shares                          166,834,354        148,584,354
                                          ==================  =================














  The accompanying notes are an integrasl part of these financial statements.

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 (Unaudited)
                                                         For the Three Months Ended
                                                                   March 31,
                                                          2007                 2006
                                                    -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $        (167,052) $         (300,129)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depletion                                                   80,000              34,306
   Depreciation and Amortization                                2,403               3,894
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                     54,108             416,531
(Increase) Decrease in Other Receivable                        62,616                   -
(Increase) Decrease in Prepaids                                     -             (15,000)
Increase (Decrease) in Accounts Payable                       (85,537)             31,954
Increase (Decrease) in Interest on Notes Payable              201,481              59,094
Increase (Decrease) in Accrued Expenses                        81,925            (127,523)
                                                    -----------------  ------------------
  Net Cash Used in operating activities                       229,944             103,127
                                                    -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil & Gas Exploration Costs                                         -            (826,496)
                                                    -----------------  ------------------
Net cash provided by investing activities                           -            (826,496)
                                                    -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Convertible Debenture                                 -           1,250,000
Payment of Shareholder Loan                                    (6,322)                  -
Payment of Related Party Notes                               (225,086)                  -
Payment of Notes Payable                                            -            (605,132)
                                                    -----------------  ------------------
Net Cash Provided by Financing Activities                    (231,408)            644,868
                                                    -----------------  ------------------

                              FIDELIS ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                          (Unaudited)
                                                                  For the Three Months Ended
                                                                          March 31,
                                                                    2007               2006
                                                             -----------------  ------------------

Net (Decrease) Increase in Cash                              $          (1,464) $          (78,501)
   and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period                         5,919             232,758
                                                             -----------------  ------------------

Cash and Cash Equivalents at End of Period                   $           4,455  $          154,257
                                                             =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $               -  $                -
  Franchise and income taxes                                 $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE



















   The accompanying notes are an integral part of these financial statements.

                              FIDELIS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND GOING CONCERN

         The unaudited financial statements as of March 31, 2007, and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has a retained deficit of approximately $6,000,000, and is in default of the November 18, 2005 terms of its convertible debenture. As of March 31, 2007, the Company does not have sufficient cash flow to repay the original offering amount in cash. Liquidated damages of 2% per month of the amount of the debentures is currently being accrued. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is evaluating alternatives to repay the convertible debenture.

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

         (C)      RECLASSIFICATION

                  Certain reclassifications have been made in the 2006 financial statements to conform with the 2007 presentation.

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

                  Depreciation expense for the three months ended March 31, 2007 and 2006 was $2,403 and $3,894, respectively.

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

                  Total depletion expense for the three months ended March 31, 2007 and 2006 was $80,000 and $34,306, respectively.


         (G)      ASSET RETIREMENT OBLIGATIONS

                  In the fourth quarter 2005, we adopted FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations" ("FIN 47"), an interpretation of FASB Statement No. 143, "Asset Retirement Obligations" ("SFAS 143"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. For existing contingent asset retirement obligations which are determined to be recognizable under FIN 47, at December 31, 2005, the company had recognized an estimated obligation of $285,000 for potential plugging, abandonment and/or remedial costs of our operations. In the second quarter of 2006, the Company reduced the obligation by $240,000, which was applicable to the sale of the Comanche Point property. During the fourth quarter of 2006, the Company recognized an additional $15,000 in its estimated obligation due to the opening of a fourth gas well at the North Franklin property. At March 31, 2007 and December 31, 2006, the total asset retirement obligation recognized was $60,000 respectively.

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

3.       CONCENTRATIONS

                  At March 31, 2007, approximately 100% of the Company's revenues come from four gas wells in California. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

5.        NOTES PAYABLE

         On November 17, 2003, the Company repurchased 25,232,000 shares of its common stock from the previous president and treasurer. In connection, with this purchase the Company agreed to pay $150,000 for the common stock and the outstanding shareholder loan of $52,638 payable on or before March 15, 2004, at an interest rate of 6%. The loan due date has been extended and principal and interest are due on demand. At March 31, 2007 and December 31, 2006, the Company owed $98,155 and $96,959 on this loan.

         Pursuant to a promissory note dated July 10, 2006, the Company borrowed $250,000 from a third party for a one year term at 5% interest. At March 31, 2007 and December 31, 2006, the Company owed $259,080 and $255,925, respectively, on this loan.

6.       SHAREHOLDER LOAN

         The Company has borrowed money from a shareholder in order to pay general and administrative expenses. For purposes of these financial statements, interest has been calculated at an imputed interest rate of 6 percent. In January 2007, this loan plus accrued interest was paid in full. At March 31, 2007 and December 31, 2006, the Company owed $0 and $6,309, respectively, relating to these notes.

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

7.       CREDIT LINE NOTE PAYABLE (continued)

         On November 15, 2005, we entered into a replacement promissory note in the amount of $2,050,000 with Chunuk Financial Corp., which replaces the variable rate convertible credit line agreement we entered into with Chunuk on October 24, 2004 in the principal amount of up to $5,000,000. This note is due November 15, 2007. At March 31, 2007 and December 31, 2006, $878,708 and $868,006, respectively, was outstanding including accrued interest amounts.

8.       CONVERTIBLE DEBENTURE

         On November 18, 2005, we entered into a securities purchase agreement with Cornell Capital for an aggregate purchase price of $2,500,000, of which we have issued (i) a $1,250,000 secured convertible debenture, due on November 18, 2008, convertible into shares of our common stock, par value $0.001, and (ii) a warrant to purchase an aggregate of 9,000,000 additional shares of our common stock at an exercise price of $0.2708 per share exercisable until November 18, 2010. An additional $1,250,000 secured convertible debenture was issued on January 19, 2006, due January 19, 2009, just prior to the filing of a registration statement. At March 31, 2007 and December 31, 2006, $3,285,718 and $3,099,164, respectively, was the debenture loan outstanding including accrued interest and liquidated damages.

         Under Section 2(b) of the Registration Rights Agreement, Fidelis was to have the registration statement declared effective no later than June 26, 2006. As the initial registration statement is not yet effective Fidelis has triggered a second Event of Default for its violation of
         Section 2(b) of the Investor Registration Rights Agreement. Fidelis has received a demand letter from Cornell Capital demanding repayment in full of the outstanding principal balance ($2,500,000), accrued interest, and liquidated damages of 2% for each 30 days period after the Scheduled Filing deadline or the Scheduled Effective Date. Fidelis is actively in the process of negotiating a settlement with Cornell Capital. This settlement may include the sale of the North Franklin asset to pay off the debt with Cornell Capital

         The secured convertible debenture is convertible into shares of our common stock at any time by dividing the dollar amount being converted by the lower of $0.2708 or 80% of the lowest volume weighted average trading price per share of our common stock for five trading days immediately preceding the conversion date. During the fourth quarter, $145,000 of the convertible debenture was converted to common stock. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 5% per annum. At March 31, 2007 and December 31, 2006, $32,599 and $137,486, respectively, was charged as an interest expense. At December 31, 2006, $600,000 had been accrued as liquidated damages on the convertible debentures, since the registration statement has not been made effective. Liquidated damages accrue at 2% per month on the outstanding amount of the convertible debenture.

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

         On February 25, 2004, the Company purchased 17,430,000 of its common shares for a loan payable of $105,000. These shares were returned to treasury and cancelled. Interest at a rate of 6% has been imputed on the loan. At March 31, 2007 and December 31, 2006, respectively, the Company owes $64,121 and $63,340 on this loan.

         On April 2, 2004, the Company borrowed $305,000 from a related party for direct payment on oil and gas properties. The loan had an original due date of April 2, 2005 and bears interest of 5%. The note has been extended indefinitely. At March 31, 2007 and December 31, 2006, the Company owed $144,373 and $288,655, respectively, on this loan.

         On April 6, 2006, the Company borrowed $165,000 from a related party for general working capital and project development purposes. The loan has a one year term and bears interest of 5%. At March 31, 2007 and December 31, 2006, the Company owed $0 and $66,423, respectively, on this loan.

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

         On April 1, 2004, the option grant was cancelled and replaced with an award for services of restricted stock.

         The following table sets forth the options and warrants outstanding as of March 31, 2007 and December 31, 2006:

                                                                    March 31,             December 31,
                                                                       2007                   2006
                                                                -------------------     ------------------
         Options Outstanding, Beginning of period                                -                      -
                  Granted                                                        -                      -
                  Expired                                                        -                      -
                  Exercised                                                      -                      -
                                                                -------------------     ------------------
         Options Outstanding, End of period                                      -                      -
                                                                ===================     ==================
         Exercise price for options outstanding, end of period  $                -      $               -
                                                                ===================     ==================

13.       OIL AND GAS ACTIVITIES

         As of March 31, 2007 and December 31, 2006, the Company had revenues of $0 and $47,033 from the Comanche Point property. The Company sold the Comanche Point Property on March 1, 2006.

         In March of 2005, the Company received final approval to complete the tie in of the pipeline for the first North Franklin Gas Well in California. The Well has been in production since June, 2005. Also, a second well at the North Franklin, the Archer-Wildlands #1 well was completed and has been in production since August, 2005. On May 15, 2006, the Company's third gas well, the "Archer F-1", was successfully perforated, completed and tied-in to the pipeline from the Winters sands and began commercial gas production at North Franklin. For the three months ended March 31, 2007 and 2006, the Company had revenues of $531,701 and $451,850 from the North Franklin property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         This offer from PrimeGen is now unlikely to complete as Fidelis is now negotiating the sale of its' 35% working interest of the North Franklin Gas Field with Archer Exploration.

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

         Fidelis is actively in the process of negotiating a settlement with Cornell Capital. This settlement may include the sale of the North Franklin asset to pay off the debt with Cornell Capital. The Company has received a bona-fide offer from Archer Exploration for 100% interest of Fidelis Energy's right, title and interest in the Franklin gas field for a total of $2,700,000 (the "Sale"). The cooperation of the Creditor to the Sale is required.

         When the Sale completes, the Company would receive sufficient net proceeds to repay in cash (the "Cash") approximately $2,200,000 of the aggregate $3,340,886 that owes to the Creditor (as at March 31, 2007).

         The Company would settle the balance owing to the Creditor (inclusive of interest that has accrued to the date of the settlement) approximately $1,149,886 by allowing for continued conversion of the note into a control position of the outstanding shares.

         The Sale would allow the Company to retain a sufficient residual cash balance (estimated to be approximately $500,000) (the "Residue") to allow it to proceed with a cash-flow-based acquisition (MB Gas Revenue Agreement) in order to continue with minimal operations and retain value. The Company believes that this strategy of a replacement of the asset as oppose to an outright sale of the property would not require a shareholder vote.

         If the Sale was not to be completed the Company has received a "cash call" of $550,000 for line compression on the current production at the Franklin gas field. The Company has limited ability to raise this money and believes as a result the Company's interest in the field will be diminished. In addition the field will require more costly development in August 2007 that would require another "cash call" in excess of $1,000,000. The Company believes that the best course of action is to replace the asset.

RESULTS OF OPERATIONS

         The Company has realized a net loss from operations of $6,254,215 since inception due primarily to a beneficial conversion expense and corporate finance fees associated with a convertible debenture financing completed by the Company. Additionally, legal, accounting and management fees necessary to bring the Company through the development stage to become a producer of oil and gas have added to the net loss position. During the quarter ended March 31, 2007, the Company has also incurred production costs of $132,822 and capitalized $0 in exploration costs related to its oil and gas leases and operations.

         The Company had selling and marketing expenses from continuing operations of $30,000 and $41,191 for the three months ended March 31, 2007 and 2006. General and administrative expenses were $103,429 for three months ended March 31, 2007, which consisted mainly of officer and director consulting expenses, compared to $98,726 for the three months ended March 31, 2006 Consulting expense was $231,021 for the three months ended March 31, 2007, compared to $237,887 for the three months ended March 31, 2006.

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

         The Company recorded a net loss from operations of $167,052 for the three months ended March 31, 2007 compared to a net loss of $300,129 for the same period in 2006. The decrease in the net loss was primarily attributed to one-time corporate finance fees associated with the closing of the second half of a convertible debenture financing that were expensed in 2006.

EMPLOYEES

         As of March 31, 2007, the Company had no employees.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 14, 2002

         (b) Reports on Form 8-K filed.

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 11, 2007

                              Fidelis Energy, Inc.
                                  (Registrant)


DATE: May 9, 2007



/S/     William Marshall
William Marshall
President
(Principal Executive Officer)

/S/     Sterling Klein
Sterling Klein
Secretary/Treasurer
(Principal Financial Officer)